Form 10-Q
period 1998-06-30
IVI CHECKMATE CORP
filed 1998-08-13
CIK 1057207

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1998

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Transition Period from ______ to ________

                         Commission File Number 0-22370


                               IVI CHECKMATE CORP.
             (Exact name of Registrant as specified in its charter)


          Delaware                                          58-275201
         (State of                                    (I.R.S. Employer
         Incorporation)                               Identification No.)

                    1003 Mansell Road, Roswell, Georgia 30076
          (Address of principal executive offices, including zip code)

                                 (770) 594-6000
              (Registrant's telephone number, including area code)
                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No x

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


            Class                            Outstanding at August 7, 1998
-----------------------------------          -----------------------------

  Common Stock, $0.01 par value                  16,256,306 shares


                                 Page 1 of 14
                         Index of Exhibits on Page 14

                               IVI CHECKMATE CORP.
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1998

                                Table of Contents
                                -----------------


                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART 1.   FINANCIAL INFORMATION


Item 1               Condensed Consolidated Financial Statements (Unaudited):

                     Condensed Consolidated Balance Sheets -
                     June 30, 1998 and December 31, 1997                                              3

                     Condensed Consolidated Statements of Operations
                     Three and Six Months Ended June 30, 1998 and 1997                                4


                     Condensed Consolidated Statements of
                     Cash Flows - Six Months Ended June 30, 1998 and 1997                             5

                     Notes to Condensed Consolidated Financial Statements
                     Financial Statements                                                             6

Item 2               Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                    8

Item 3               Quantitative and Qualitative Disclosure About Market Risk                       11


PART II.   OTHER INFORMATION

Item 5               Other Information                                                               12

Item 6               Exhibits and Reports on Form 8-K                                                12

SIGNATURES                                                                                           13

INDEX OF EXHIBITS                                                                                    14


                          PART I. FINANCIAL INFORMATION

1.  Financial Statements

                               IVI CHECKMATE CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (In Thousands of Dollars Except Share and Per Share Data)


                                                                                           June 30,    December 31,
                                                                                            1998        1997
                                                                                           --------    --------
                                                                                         (Unaudited)

                                                   ASSETS

Current assets:
   Cash and cash equivalents                                                               $  8,051    $  9,372
   Investments                                                                                3,572       3,572
   Accounts receivable, net                                                                  26,373      19,515
   Inventories                                                                               13,459      17,156
   Deferred tax asset                                                                         4,427       3,777
   Prepaid expenses                                                                             291         559
                                                                                                ---         ---
        Total current assets                                                                 56,173      53,951

Property and equipment, net                                                                   7,577       8,334
Investment in joint venture                                                                     137        --
Other assets                                                                                 11,542      10,070
                                                                                           --------    --------
Total assets                                                                               $ 75,429    $ 72,355
                                                                                           --------    --------
                                                                                           --------    --------

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                                $ 18,806    $ 12,393
   Deferred revenue                                                                           1,971       1,397
   Current portion of lease obligations                                                           7          38
   Current portion of related party debt                                                        123         162
                                                                                                ---         ---
        Total current liabilities
                                                                                             20,907      13,990

Long-term lease obligations                                                                    --            23
Long-term debt to related party                                                                --            41
Deferred tax liability                                                                        1,924       1,924
Minority interest                                                                              --            52
                                                                                                             --
Total liabilities                                                                            22,831      16,030
                                                                                             ------      ------
Stockholders' Equity
   Common stock, $0.01 par value                                                                163         161
   Additional paid-in capital
                                                                                             67,028      66,052
   Retained deficit                                                                         (13,434)     (7,153)
   Foreign currency translation                                                              (1,159)       (576)
                                                                                             ------        ----
                                                                                             52,598      58,484
   Less: shares held in treasury                                                               --        (2,159)
        Total stockholders' equity
                                                                                             52,598      56,325
                                                                                           --------    --------
Total liabilities and stockholders' equity                                                 $ 75,429    $ 72,355
                                                                                           --------    --------
                                                                                           --------    --------


See notes to condensed consolidated financial statements

                               IVI CHECKMATE CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (In Thousands of Dollars Except Share and Per Share Data)
                                   (Unaudited)


                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                   --------------------    --------------------
                                      1998        1997        1998       1997
                                    --------    --------    --------   --------
Net revenues                       $ 23,466    $ 18,306    $ 46,336    $ 38,991
Cost of sales                        14,373      12,152      28,525      24,933
                                   --------    --------    --------    --------
Gross margin                          9,093       6,154      17,811      14,058
                                   --------    --------    --------    --------

Operating expenses:
   Selling, general and
  administrative                      5,351       5,711      10,559      10,782
   Research and development           1,038       1,025       2,344       2,205
   Depreciation and amortization      1,068         776       2,099       1,365
                                   --------    --------    --------    --------
                                      7,457       7,512      15,002      14,352
                                   --------    --------    --------    --------
Operating income (loss)
   before merger costs                1,636      (1,358)      2,809        (294)
Merger costs                         (9,895)       --        (9,895)       --
                                                           --------    --------
Operating loss                       (8,259)     (1,358)     (7,086)       (294)
Interest and other                      (14)        254          46         484
                                   --------    --------    --------    --------
Income (loss) before taxes           (8,273)     (1,104)     (7,040)        190
Income tax benefit                      993         595         759         255
                                   --------    --------    --------    --------
Net income (loss)                  $ (7,280)   $     (5    $ (6,281)   $    445
                                   --------    --------    --------    --------
                                   --------    --------    --------    --------

Weighted average number
   of shares outstanding:
   Basic                             16,216      15,537      16,027      15,470
   Diluted                           16,216      15,537      16,027      16,214

Earnings Per Share:
   Basic                           $  (0.45)   $  (0.03)   $  (0.39)   $   0.03
                                   --------    --------    --------    --------
                                   --------    --------    --------    --------
   Diluted                         $  (0.45)   $  (0.03)   $  (0.39)   $   0.03
                                   --------    --------    --------    --------
                                   --------    --------    --------    --------




See notes to condensed consolidated financial statements

                               IVI CHECKMATE CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)


                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                         ----------------------
                                                                                               1998        1997
                                                                                           --------    --------
                                                                                         (Unaudited)
Net cash provided by operating activities                                                  $     22    $     40
                                                                                           --------    --------

Investing activities:
   Purchases of capital assets                                                                 (912)     (2,248)
   Capitalized software                                                                      (2,273)     (1,849)
   Proceeds from sales of marketable securities                                               6,200       6,923
   Purchases of marketable securities                                                        (6,113)     (5,959)
   Cash translation amount                                                                     (520)        (85)
   Investment in joint venture                                                                 (123)       --
   Other                                                                                       (605)       (320)
                                                                                           --------    --------
Net cash used in investing activities                                                        (4,346)     (3,538)
Financing activities:
   Issuance of common stock                                                                   3,137       1,490
   Received from minority stockholder                                                          --           175
   Payment of long-term obligations                                                            (134)        (43)
                                                                                           --------    --------
Net cash provided by financing activities                                                     3,003       1,622
                                                                                           --------    --------
Net increase in cash and cash                                                                (1,321)     (1,876)
Cash and cash equivalents at beginning of period                                              9,372      12,749
                                                                                           --------    --------
Cash and cash equivalents at end of period                                                 $  8,051    $ 10,873
                                                                                           --------    --------
                                                                                           --------    --------



See notes to condensed consolidated financial statements

                               IVI CHECKMATE CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1998


1. Basis of Presentation

On June 25, 1998, International Verifact Inc. ("IVI") and Checkmate Electronics, Inc. ("Checkmate") completed their combination, which was accounted for as a pooling-of-interests. Under the terms of the Combination Agreement, IVI shareholders received, for each IVI common share, either one share of common stock of the Company, or one exchangeable share of IVI which can be exchanged at any time for a share of the Company's common stock in the future. Checkmate shareholders received 1.2775 shares of the Company's common stock for each Checkmate common share. These condensed consolidated financial statements have been restated to effect such share conversions, and to reflect the historical results of both companies for all periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements of International Verifact Inc. and Checkmate Electronics, Inc., which are included in the Company's Joint Proxy Statement/Prospectus dated May 26, 1998. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any other interim period.


2.  Inventories

Inventories are summarized by class as follows:

                                                       June 30,                   December
                                                         1998                     31, 1997
                                                 ---------------------     ----------------------
            Finished goods                             $ 7,367                   $ 8,084
            Work in process                                801                       874
            Raw materials and                            9,682                    10,024
            supplies
                                                 ---------------------     ----------------------
                 Gross inventories                      17,850                    18,982

            Reserves                                    (4,391)                   (1,826)
                                                 ---------------------     ----------------------
            Total                                      $13,459                   $17,156
                                                 ---------------------     ----------------------
                                                 ---------------------     ----------------------

3.  Net Income (Loss) Per Share

Net income (loss) per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:


                                                                            Three Months              Six Months
                                                                                Ended                   Ended
                                                                               June 30,                June 30,
                                                                        --------------------    ---------------------
                                                                          1998        1997        1998        1997
                                                                        --------    --------    --------    ---------

Net income (loss)                                                       $ (7,280)   $   (509)   $ (6,281)   $    445
                                                                        --------    --------    --------    ---------
                                                                        --------    --------    --------    ---------
Calculation of weighted average shares
   outstanding plus assumed conversions:
       Weighted average basic shares outstanding                          16,216      15,537      16,027      15,470

       Effect of dilutive stock options                                     --          --          --           744
                                                                        --------    --------    --------    ---------
       Weight average diluted shares outstanding                          16,216      15,537      16,027      16,214
                                                                        --------    --------    --------    ---------
                                                                        --------    --------    --------    ---------

Basic net income (loss)                                                 $  (0.45)   $  (0.03)   $  (0.39)   $   0.03
per share
                                                                        --------    --------    --------    ---------
                                                                        --------    --------    --------    ---------

Diluted net income                                                      $  (0.45)   $  (0.03)   $  (0.39)   $    0.03
(loss) per share
                                                                        --------    --------    --------    ---------
                                                                        --------    --------    --------    ---------




4. Impact of Recently Issued Accounting Standards

In June 1997 the FASB issued Statement No. 130, Reporting Comprehensive Income ("Statement 130") which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1998. The Company adopted Statement No. 130 in 1998. Amounts in prior condensed consolidated financial statements have been reclassified to conform to Statement 130.

The components of comprehensive income for the three months and six months ended June 30, 1998 and 1997, respectively, are as follows:



                                                        Three Months                            Six Months
                                                           Ended                                   Ended
                                                          June 30,                               June 30,
                                             -------------------------------------     -------------------------------------
                                                     1998             1997                     1998             1997
                                             -------------------------------------     -------------------------------------
Net income (loss)                              $(7,280)           $   (509)                    $(6,281)           $  445

Foreign currency translation adjustments        (1,159)                410                      (1,159)              410

                                             -------------------------------------     -------------------------------------
Comprehensive income                           $(8,439)           $   (99)                     $(7,440)           $  855
                                             -------------------------------------     -------------------------------------
                                             -------------------------------------     -------------------------------------

In June 1997 the FASB also issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131") which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt Statement 131 in the fourth quarter of 1998 and does not expect the effect of adoption to be material to its consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

         The following discussion contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Management cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. IVI Checkmate's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, dependence by IVI Checkmate on limited suppliers and manufacturers of component parts of its products; rapid and significant technological developments that could delay the introduction of improvements in existing products or of new products; any dependencies on any proprietary technologies (which may be independently developed by competitors); dependence on a small number of large retail and bank customers; potential fluctuation in financial results as a result of any inability to make sales to large customers as well as the volume and timing of bookings received during a quarter and variations in sales mix; competition from existing companies as well as new market entrants; dependence on key personnel; integration of the companies; and other risk factors discussed from time to time in IVI Checkmate's SEC filings and other announcements.

Results of Operations - Three and Six Months Ended June 30,
1998 Compared to Three and Six Months Ended June 30, 1997

         The following table sets forth certain items derived from the Company's statements of operations:

                            Three Months Ended June 30,                               Six Months Ended June 30,
                           -------------------------------------------       --------------------------------------

                                    1998                   1997                   1998                    1997
                           ---------------------    ------------------       ---------------      ------------------
                           Amount           %       Amount         %         Amount       %        Amount       %
Revenues:
   EFT                     $14,633          62 %    $13,530        74 %      $30,335      65 %     $27,952      72 %
   Check readers             7,020          30        3,324        18         12,506      27         8,286      21
   Professional services     1,913           8        1,452         8          3,495       8         2,753       7
                           --------------- ------   ------------- -------    ----------- -------   ----------- -------
                            23,466         100       18,306       100         46,336     100        38,991     100
Cost of sales               14,373          61       12,152        66         28,525      62        24,933      64
                           --------------- ------   ------------- -------    ----------- -------   ----------- -------
Gross margin                 9,093          39        6,154        34         17,811      38        14,058      36
                           --------------- ------   ------------- -------    ----------- -------   ----------- -------

Operating expenses:
   Selling, general and
      administrative         5,351          23        5,711        31         10,559      23        10,782      28
   Research and              1,038           4        1,025         6          2,344       5         2,205       6
development
   Depreciation and          1,068           5          776         4          2,099       4         1,365       3
amortization
                           --------------- ------   ------------- -------    ----------- -------   ----------- -------
                             7,457          32        7,512        41         15,002      32        14,352      37
                           --------------- ------   ------------- -------    ----------- -------   ----------- -------

Operating income (loss)
   before merger costs       1,636           7       (1,358)       (7)         2,809       6          (294)     (1)

Merger costs                (9,895)        (42)           -         -         (9,895)    (21)            -       -
                           --------------- ------   ------------- -------    ----------- -------   ----------- -------

Operating loss              (8,259)        (35)      (1,358)       (7)        (7,086)    (15)         (294)     (1)

Interest and other             (14)          -          254         1             46       -           484       1
                           --------------- ------   ------------- -------    ----------- -------   ----------- -------

Income (loss) before        (8,273)        (35)      (1,104)       (6)        (7,040)    (15)          190       -
taxes
Income tax benefit             993           4          595         3            759       1           255       1
                           --------------- ------   ------------- -------    ----------- -------   ----------- -------

Net income (loss)          $(7,280)        (31)%    $  (509)       (3)%      $(6,281)    (14)%     $   445       1 %
                           --------------- ------   ------------- -------    ----------- -------   ----------- -------
                           --------------- ------   ------------- -------    ----------- -------   ----------- -------




         Any trends that may be derived from the above tables are not necessarily indicative of the Company's future operations.

         Net revenues increased 28% and 19% in the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase in net revenues was attributable to: (1) higher sales of check readers, which are used to detect/prevent fraud and improve banking automation; (2) significant sales of the recently introduced customer activated touch screen terminal, the eN-Touch 1000; and (3) increasing revenues from professional services division.

         Cost of goods sold as a percentage of net revenues was 61% in the three months and 62% in the six months ended June 30, 1998, compared to 66% in the three months and 64% in the six months ended June 30, 1997. The reduction in this percentage was the result of both changes in customer mix and product mix. In 1997, a significant portion of sales was to a large U.S. retailer at low margins. In 1998, the Company began selling its own proprietary point-of-sale ("POS") printers and was able to realize higher margins. Also in 1997, the Company was a reseller of similar POS printers in 1997 at low margins.

         Selling, general and administrative ("SG&A") expenses, as a percentage of net revenues, were reduced to 23% in the three and six months ended June 30, 1998 compared to 31% in the three months and 28% in the six months ended June 30, 1997. The reduction in percentages was the result of the Company's commitment to sell more effectively and to provide a wider range of end-to-end solutions to its customers without a corresponding increase in selling costs. In future quarters, the Company anticipates further reduction in the SG&A percentage to reflect savings as a result of the closure of IVI's U.S. headquarters and operations in Boulder, Colorado.

         Product development expenditures include research and development expense and capitalized software development costs and consist primarily of labor. A summary of product development efforts is as follows:


                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                               ----------------------------- -----------------------------
                                                   1998           1997           1998           1997
                                               ----------------------------- -----------------------------
Gross product development expenditures         $ 2,315          $ 2,218        $ 4,617            $ 4,054

Capitalized software development costs          (1,277)          (1,193)        (2,273)            (1,849)
                                                ------           ------         ------             ------
Research and development expense                 1,038            1,025          2,344              2,205

Amortization of previously capitalized costs       501              225            970                428
                                                   ---              ---            ---                ---
Total expense                                  $ 1,539          $ 1,250        $ 3,314            $ 2,633
                                               -------          -------        -------            -------
                                               -------          -------        -------            -------

Product development as a percent of net revenues:

    Gross expenditures                             9.9%            12.1%           10.0%             10.4%

    Research and development expense               4.4%             5.6%            5.1%              5.7%

    Total expense                                  6.6%             6.8%            7.2%              6.8%


         Research and development expense for the three and six months ended June 30, 1998 were consistent with expenditures in the same periods in 1997. The significant amount of product development expenditures incurred each quarter resulted from the Company's continuing efforts to remain at the forefront of payment automation technology. IVI Checkmate announced several new products in the first six months of 1998, and currently intends to introduce several additional products during the remainder of 1998.

         The Company recorded in the three months ended June 30, 1998 a one-time charge to earnings in the amount of $9.9 million to reflect costs associated with the combination of IVI and Checkmate. The costs consisted of professional fees, costs pertaining to the immediate closure of IVI's U.S. headquarters and operations in Boulder, Colorado, a reserve against inventory to reflect the rationalization of the Company's manufacturing process and product lines, and other incidental costs.

         The effective tax rate was 12% and 54% in three months ended June 30, 1998 and 1997, respectively. The decrease in the effective tax rate in 1998 was due primarily to a combination of the loss in the quarter, combined with recognition of IVI's tax losses of previous years. It is anticipated that the effective tax rate for the remainder of 1998 will remain at this level.

         As a result of the above factors, in particular the costs of the combination, the Company recorded a net loss for the three and six months ended June 30, 1998 of $7.3 million and $6.3 million, respectively, compared with a loss of $509,000 in the three months and a profit of $445,000 in the six months ended June 30, 1997. Basic loss per share was $0.45 and $0.39 in the three and six months ended June 30, 1998, compared to a loss of $0.03 in the three months and a profit of $0.03 in the six months ended June 30, 1997.
The weighted average shares outstanding for the quarter and six months increased 4.4% and 3.6%, respectively, from 1997 to 1998 due to exercises of stock options and resale of treasury shares held at December 31, 1997.

Liquidity and Capital Resources

         Net cash provided by operating activities was $22,000 in the six months ended June 30, 1998 and $40,000 in the six months ended June 30, 1997. The net cash provided by operating activities for the first six months of 1998 was the result of the net loss reported for the period, increased by depreciation and amortization, by a 35.1% increase in accounts receivable, an 11.5% decrease in inventory and a 51.7% increase in accounts payable. The net cash used in operating activities in 1997 was primarily the result of the net loss reported for the period, increased by depreciation and amortization which was partially offset by a corresponding increase in non-cash working capital, primarily in accounts receivable and inventory. The Company experiences normal fluctuations in its accounts receivable balance, including days outstanding, due to a variety of factors, including the Company's overall sales performance when compared to prior periods, the timing of shipments to its customers and individual customer negotiated terms of sale. Inventory levels held by the Company are also dependent upon a variety of factors, including anticipated inventory requirements to fulfill current and future customer orders in a timely manner, individual customer negotiated contracts of sale and the availability of key components used in the manufacturing process. Increases in these accounts during 1998 and 1997 have been caused by anticipated increases in sales volumes and by new product introductions. The Company anticipates that fluctuations in these accounts will continue in the future.

         Net cash used in investing activities was $4.3 million for the six months ended June 30, 1998 and $3.5 million for the same period in 1997. Purchases of property and equipment and additions to deferred development costs and other noncurrent assets were $4.0 million and $4.5 million in the six months ended June 30, 1998 and 1997, respectively. These uses of net cash were offset by net proceeds from the sale of investments of $87,000 in 1998 and $1.0 million in 1997, and by a translation loss of $520,000 in 1998 as a result of cash held by the Company's Canadian operations during periods of a weakening Canadian dollar relative to the U.S. dollar.

         Net cash provided by financing activities was $3.0 million in the six months ended June 30, 1998 and $1.6 million in the six months ended June 30, 1997. Cash continues to be provided through the issuance of capital stock for stock option exercises in 1998 and 1997, and resale of treasury shares in March 1998. Cash was also provided in 1997 as the Company's Latin American joint venture which received funding from Ingenico S.A., the other joint venture partner.

         The Company's working capital position was $35.3 million at June 30, 1998, compared to $40.0 million at December 31, 1997. The Company had no commitments for material capital expenditures as of June 30, 1998. The primary reason for the decline in working capital is attributable to the costs of the combination incurred by the Company in the second quarter of 1998. However, the Company believes that its working capital position at June 30, 1998, together with anticipated future cash flows from operations and the borrowing available under its revolving credit agreement, are sufficient to meet the Company's operating needs, including possible increases in accounts receivable and inventories, along with planned capital expenditures and research and development activities for at least the next twelve to eighteen months.

         The Company's operating results have fluctuated on a quarterly basis in the past and may vary significantly in future periods due to a variety of factors. These factors include, but are not limited to, the timing of orders from and shipments to major customers, the timing of new product introductions by the Company and its competitors, variations in the Company's product mix and component costs and competitive pricing pressures. Due primarily to the above factors, the results of any particular quarter may not be indicative of the results for the full year.

Impact of Year 2000

         IVI Checkmate's business and relationships with its customers depend significantly on a number of computer software programs, internal operating systems and connections to other networks, and the failure of any of these programs, systems or networks to successfully address the Year 2000 data rollover problem could have a material adverse effect on IVI Checkmate's business, financial condition and results of operations. Many installed computer software and network processing systems currently accept only two-digit entries in the date code field and may need to be upgraded or replaced in order to accurately record and process information and transactions on and after January 1, 2000. IVI Checkmate believes that it has completed substantially all modifications of its affected software programs and has minimal additional work required to finalize these modifications. However, IVI Checkmate is not certain as to whether the computer software and business systems of its customers and suppliers are Year 2000 compliant. There can be no assurance that the failure or delay of IVI Checkmate's customers and suppliers in successfully addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on IVI Checkmate's business, financial condition and results of operations.

Risks Associated with the Combination between International Verifact Inc. and Checkmate Electronics, Inc.

         The completed transaction has resulted in the combination of IVI and Checkmate, which have previously operated independently. The consolidation of functions, the integration of departments, systems and procedures, and the relocation of staff present significant management challenges. There can be no assurance that such actions will be successfully accomplished as rapidly as currently expected. Moreover, although one of the primary purposes of the transaction is to realize direct cost savings and other operating efficiencies, there can be no assurance of the extent to which any such cost savings and efficiencies will be achieved. Failure to successfully integrate the operations of IVI and Checkmate in a timely manner and to realize cost savings and other operating efficiencies could have a material adverse effect on the financial condition and results of operations of the Company. In addition, such integration may require the licensing or other transfer of proprietary or currently licensed rights as well as the assumption of certain obligations by and between the various parties. While management does not believe that, in the circumstances, these requirements will give rise to tax consequences, it is possible that they may give rise to tax consequences both immediately and on an ongoing basis.

                           PART II. OTHER INFORMATION

Item 5.           Shareholder Proposals

         The proxy statement solicited by management of the Company with respect to the 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company by April 12, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed as part of this report:


Exhibit No.                                          Description
-----------                                          -----------
   1              Financial Data Schedule

Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           IVI CHECKMATE CORP.
                                               (Registrant)



Date: August 11, 1998                      /s/  L. Barry Thomson
                                           -------------------------------------
                                           L. Barry Thomson
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)



Date: August 11, 1998                      /s/  John J. Neubert
                                           -------------------------------------
                                           John J. Neubert
                                           Chief Financial Officer and
                                           Senior Vice President
                                           (Principal Financial Officer)

                              INDEX OF EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------

    27         Financial Data Schedule