Form 10-Q/A
period 1998-06-30
IVI CHECKMATE CORP
filed 1998-10-15
CIK 1057207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                        Commission File Number 0-29772*


                              IVI CHECKMATE CORP.
             (Exact name of Registrant as Specified in Its Charter)



        Delaware                                        58-275201
  (State of Incorporation)              (I.R.S. Employer Identification No.)


                   1003 Mansell Road, Roswell, Georgia 30076
          (Address of Principal Executive Offices, Including Zip Code)

                                 (770) 594-6000
              (Registrant's Telephone Number, Including Area Code)
                                 --------------

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No    x
                                      -----     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

            Class                                Outstanding at August 7, 1998

 Common Stock, $0.01 par value                      16,256,306 shares

* Reflects a new Commission File Number.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IVI CHECKMATE CORP.

Date: October 14, 1998                      By: /s/  L. Barry Thomson
                                               ----------------------
                                               L. Barry Thomson
                                               President and
                                               Chief Executive Officer
                                               (Duly Authorized Officer)



Date: October 14, 1998                      By: /s/  John J. Neubert
                                                --------------------
                                                John J. Neubert
                                                Chief Financial Officer and
                                                Senior Vice President
                                                (Principal Financial Officer)