Form 10-Q
period 1998-09-30
IVI CHECKMATE CORP
filed 1998-11-12
CIK 1057207

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the Transition Period from ______ to ________

                         Commission File Number 0-29772


                              IVI CHECKMATE CORP.
             (Exact name of Registrant as specified in its charter)

     Delaware                                       58-2375201
     (State of                                  (I.R.S. Employer
     Incorporation)                           Identification No.)

                   1003 Mansell Road, Roswell, Georgia  30076
          (Address of principal executive offices, including zip code)

                                 (770) 594-6000
              (Registrant's telephone number, including area code)
                                 ______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                              Outstanding at November 5, 1998
         -----                              -------------------------------
  Common Stock, $0.01 par value                    16,801,538 shares

                              IVI CHECKMATE CORP.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               Table of Contents
                               -----------------

                                                                                 Page
PART I.   FINANCIAL INFORMATION                                                 Number
                                                                             -------------


Item 1         Condensed Consolidated Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets  September 30, 1998
               and December 31, 1997                                                     3

               Condensed Consolidated Statements of Operations  Three
               and Nine Months Ended September 30, 1998 and 1997                         4

               Condensed Consolidated Statements of Cash Flows  Nine
               Months Ended September 30, 1998 and 1997                                  5

               Notes to Condensed Consolidated Financial Statements                      6

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                       9

PART II.   OTHER INFORMATION

Item 2         Change in Securities and Use of Proceeds                                 14

Item 6         Exhibits and Reports on Form 8-K                                         14

SIGNATURES                                                                              15

INDEX OF EXHIBITS                                                                       16

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                              IVI CHECKMATE CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                                                    September 30,             December 31,
                                                                        1998                     1997
                                                                -------------------      -------------------
                                                                    (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents                                          $ 10,244                  $12,944
   Accounts receivable, net                                             31,821                   19,515
   Inventories                                                          12,379                   17,156
   Deferred tax asset                                                    3,773                    2,916
   Refundable income taxes                                                   -                      809
   Prepaid expenses                                                        490                      559
                                                                  ------------             ------------
        Total current assets                                            58,707                   53,899

Property and equipment, net                                              7,808                    8,334
Investment in joint venture                                                167                        -
Other assets                                                            10,575                   10,070
                                                                  ------------             ------------
Total assets                                                          $ 77,257                  $72,303
                                                                  ============             ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                           $ 20,629                  $12,393
   Deferred revenue                                                      1,957                    1,397
   Current portion of capital lease obligations                             15                       38
   Current portion of bank loan                                             20                        -
   Current portion of related party debt                                    81                      162
                                                                  ------------             ------------
        Total current liabilities                                       22,702                   13,990

Long-term capital lease obligations                                         21                       23
Long-term bank loan                                                         53                        -
Long-term debt to related party                                              -                       41
Deferred tax liability                                                   1,872                    1,872
Minority interest                                                            -                       52
                                                                  ------------             ------------
Total liabilities                                                       24,648                   15,978
                                                                  ------------             ------------

Stockholders' Equity
   Common stock, $0.01 par value                                           168                      161
   Additional paid-in capital                                           67,746                   66,052
   Retained deficit                                                    (13,184)                  (7,153)
   Foreign currency translation adjustments                             (2,121)                    (576)
                                                                  ------------             ------------
                                                                        52,609                   58,484
   Less: shares held in treasury                                             -                   (2,159)
                                                                  ------------             ------------
        Total stockholders' equity                                      52,609                   56,325
                                                                  ------------             ------------
Total liabilities and stockholders' equity                            $ 77,257                  $72,303
                                                                  ============             ============

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                                SEPTEMBER 30,
                                        ----------------------------------            ----------------------------------
                                            1998                   1997                   1998                   1997
                                        -----------             ----------            -----------             ----------
Net revenues                                $28,066                $23,042               $ 74,402                $62,033
Cost of goods sold                           17,362                 14,832                 45,887                 39,765
                                        -----------             ----------            -----------             ----------
Gross profit                                 10,704                  8,210                 28,515                 22,268
                                        -----------             ----------            -----------             ----------

Operating expenses:
   Selling, general and
      administrative                          6,498                  5,264                 17,057                 16,046
   Research and development                     874                  1,249                  3,218                  3,454
   Depreciation and amortization              1,053                    691                  3,152                  2,056
                                        -----------             ----------            -----------             ----------
                                              8,425                  7,204                 23,427                 21,556
                                        -----------             ----------            -----------             ----------

Operating income before
   merger costs                               2,279                  1,006                  5,088                    712
Merger costs                                 (1,954)                     -                (11,849)                     -
                                        -----------             ----------            -----------             ----------

Operating income (loss)                         325                  1,006                 (6,761)                   712
Interest and other income                        11                    241                     57                    725
                                        -----------             ----------            -----------             ----------

Income (loss) before income taxes               336                  1,247                 (6,704)                 1,437
Income tax benefit (expense)                    (40)                   (81)                   719                    174
                                        -----------             ----------            -----------             ----------

Net income (loss)                           $   296                $ 1,166               $ (5,985)               $ 1,611
                                        ===========             ==========            ===========             ==========

Net income (loss) per share:
   Basic                                    $  0.02                $  0.08               $  (0.37)               $  0.11
                                        ===========             ==========            ===========             ==========
   Diluted                                  $  0.02                $  0.07               $  (0.37)               $  0.10
                                        ===========             ==========            ===========             ==========

Weighted average number
   of shares outstanding:
   Basic                                     16,790                 15,419                 16,284                 15,453
   Diluted                                   16,965                 15,625                 16,284                 15,585

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                  ------------------------------------
                                                                      1998                     1997
                                                                  -----------              -----------
Net cash provided by operating activities                             $ 1,605                  $(1,695)
                                                                  -----------              -----------

Investing activities:
   Purchases of property and equipment                                 (2,743)                  (2,944)
   Deferred development costs                                          (3,350)                  (2,811)
   Investment in joint venture                                           (400)                       -
   Other                                                                  (30)                    (366)
                                                                  -----------              -----------
Net cash used in investing activities                                  (6,523)                  (6,121)
                                                                  -----------              -----------

Financing activities:
   Proceeds from issuance of common stock                               3,493                    2,305
   Received from minority stockholder                                       -                      175
   Payment of debt and capital leases                                    (522)                     (91)
                                                                  -----------              -----------
Net cash provided by financing activities                               2,971                    2,389
                                                                  -----------              -----------

Effect of exchange rate fluctuations on cash                             (753)                    (123)
                                                                  -----------              -----------

Net decrease in cash and cash equivalents                              (2,700)                  (5,550)
Cash and cash equivalents at beginning of period                       12,944                   19,719
                                                                  -----------              -----------
Cash and cash equivalents at end of period                            $10,244                  $14,169
                                                                  ===========              ===========

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNT)
                                  (UNAUDITED)

                               SEPTEMBER 30, 1998


1. BASIS OF PRESENTATION

On June 25, 1998, IVI Checkmate Corp. (the "Company") was formed through the combination of International Verifact Inc. ("IVI") and Checkmate Electronics, Inc. ("Checkmate"), which was accounted for as a pooling-of-interests. Under the terms of the Combination Agreement, IVI shareholders received, for each IVI common share, either one share of common stock of the Company, or one exchangeable share of IVI which can be exchanged at any time for a share of the Company's common stock in the future. Checkmate shareholders received 1.2775 shares of the Company's common stock for each Checkmate common share. These condensed consolidated financial statements have been restated to effect such share conversions, and to reflect the historical results of both companies for all periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's restated audited financial statements, which were filed with the United States Securities and Exchange Commission on October 1, 1998. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any other interim period.

2.  INVENTORIES

Inventories are summarized by class as follows:

                                                SEPTEMBER 30,         DECEMBER 31,
                                                     1998                 1997
                                             -----------------     ----------------
        Finished goods                                 $ 4,180              $ 7,873
        Work in process                                    649                  830
        Raw materials and supplies                      11,688               10,287
                                             -----------------     ----------------
        Gross inventories                               16,517               18,990

        Less obsolescence reserves                      (4,138)              (1,834)
                                             -----------------     ----------------
        Total                                          $12,379              $17,156
                                             =================     ================

3.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:

                                                                   Three Months Ended             Nine Months Ended
                                                                     September 30,                    September 30,
                                                              --------------------------       -------------------------
                                                                 1998             1997            1998           1997
                                                              ----------       ----------      -----------    ----------
Net income (loss)                                                $   296          $ 1,166          $(5,985)      $ 1,611
                                                              ==========       ==========      ===========    ==========

Calculation of weighted average shares
   outstanding plus assumed conversions:
       Weighted average basic shares outstanding                  16,790           15,419           16,284        15,453
       Effect of dilutive stock options                              175              206                -           132
                                                              ----------       ----------      -----------    ----------
       Weighted average diluted shares outstanding                16,965           15,625           16,284        15,585
                                                              ----------       ----------      -----------    ----------

Basic net income (loss) per share                                $  0.02          $  0.08          $ (0.37)      $  0.11
                                                              ==========       ==========      ===========    ==========

Diluted net income (loss) per share                              $  0.02          $  0.07          $ (0.37)      $  0.10
                                                              ==========       ==========      ===========    ==========

4.    ACQUISITION OF PLOURDE COMPUTER SERVICES, INC.

On September 29, 1998, the Company acquired all of the capital stock of Plourde Computer Services, Inc. ("Plourde") in exchange for 538,232 shares of common stock, par value $.01 per share, of the Company ("Company Common Stock") and options to purchase an additional 370,065 shares of Company Common Stock. The sale of Company Common Stock in this transaction was exempt from registration under Section 5 of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D thereunder. This transaction involved the issuance of Company Common Stock to less than 35 purchasers (as defined in Regulation D) and otherwise met all of the requirements for the exemption provided under Rule 506 and Regulation D generally.

The acquisition of Plourde was accounted for as a pooling-of-interests. Consequently, the Company included in its financial statements the financial results of Plourde for the three months ended September 30, 1998. The Company, however, has not restated its financial statements to include the financial results of Plourde prior to July 1, 1998 as these results would not otherwise have had a significant effect on the Company's consolidated statements.

5.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("Statement 130") which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 130 in 1998. Amounts in prior condensed consolidated financial statements have been reclassified to conform to Statement 130.

The components of comprehensive income for the three months and nine months ended September 30, 1998 and 1997, respectively, are as follows:

                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                            September 30,
                                                 ---------------------------             -----------------------------
                                                     1998             1997                   1998             1997
                                                 ----------------------------            -----------------------------
Net income (loss)                                    $ 296          $1,166                 $(5,985)          $1,611
Foreign currency translation adjustments              (962)           (121)                 (1,545)            (307)
                                                 ---------------------------            -----------------------------
Comprehensive income (loss)                          $(666)         $1,045                 $(7,530)          $1,304
                                                 ===========================            =============================

In June 1997, the FASB also issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131") which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt Statement 131 in the fourth quarter of 1998 and does not expect the effect of adoption to be material to its consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Management cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. IVI Checkmate's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, dependence by IVI Checkmate on limited suppliers and manufacturers of component parts of its products; rapid and significant technological developments that could delay the introduction of improvements in existing products or of new products; any dependencies on any proprietary technologies (which may be independently developed by competitors); dependence on a small number of large retail and bank customers; potential fluctuation in financial results as a result of any inability to make sales to large customers as well as the volume and timing of bookings received during a quarter and variations in sales mix; competition from existing companies as well as new market entrants; dependence on key personnel; integration of IVI and Checkmate and any other acquired companies; and other risk factors discussed from time to time in IVI Checkmate's SEC filings and other announcements.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 (tabular amounts in thousands of U.S. dollars, except per share amounts)

     The following table sets forth certain items derived from the Company's statements of operations:

                                      THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------------------------------------------
                                          1998                1997                1998               1997
                                  ------------------   -----------------   -----------------   --------------
                                     Amount      %       Amount      %       Amount      %       Amount    %
Revenues:
   EFT                               $18,895     67 %    $14,219     62 %   $ 49,230     66 %    $42,171   68 %
   Check readers                       6,295     23        6,958     30       18,801     25       15,244   25
   Professional services               2,876     10        1,865      8        6,371      9        4,618    7
                                  ------------------   -----------------   -----------------   ---------------
                                      28,066    100       23,042    100       74,402    100       62,033  100
Cost of goods sold                    17,362     62       14,832     64       45,887     62       39,765   64
                                  ------------------   -----------------   -----------------   ---------------
Gross profit                          10,704     38        8,210     36       28,515     38       22,268   36
                                  ------------------   -----------------   -----------------   ---------------

Operating expenses:
   Selling, general and
      administrative                   6,498     23        5,264     23       17,057     23       16,046   26
   Research and development              874      3        1,249      5        3,218      4        3,454    6
   Depreciation and amortization       1,053      4          691      3        3,152      4        2,056    3
                                  ------------------   -----------------   -----------------   ---------------
                                       8,425     30        7,204     31       23,427     31       21,556   35
                                  ------------------   -----------------   -----------------   ---------------

Operating income before
   merger costs                        2,279      8        1,006      5        5,088      7          712    1

Merger costs                          (1,954)    (7)           -      -      (11,849)   (16)           -    -
                                  ------------------   -----------------   -----------------   ---------------

Operating income (loss)                  325      1        1,006      5       (6,761)    (9)         712    1

Interest and other income                 11      -          241      -           57      -          725    1
                                  ------------------   -----------------   -----------------   ---------------

Income (loss) before income taxes        336      1        1,247      5       (6,704)    (9)       1,437    2
Income tax benefit (expense)             (40)     -          (81)     -          719      1          174    -
                                  ------------------   -----------------   -----------------   ---------------

Net income (loss)                    $   296      1 %     $ 1,166     5 %    $ (5,985)   (8)%     $ 1,611   2 %
                                  ==================   =================   =================   ===============


     Any trends that may be derived from the above tables are not necessarily indicative of the Company's future operations.

     Net revenues increased 22% and 20% in the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase in net revenues was attributable to: (1) strong sales of check readers, which are used to detect/prevent fraud and improve banking automation; (2) significant sales of the recently introduced customer activated touch screen terminal, the eN-Touch 1000; and (3) increasing revenues from professional services division.

     Cost of goods sold as a percentage of net revenues was 62% for both the three and nine months ended September 30, 1998, compared to 64% for both the three and nine months ended September 30, 1997. The reduction in this percentage was the result of continued cost reduction programs and ongoing business integration resulting from the combination of International Verifact Inc. and Checkmate Electronics, Inc. In addition, in 1998 IVI Checkmate also began selling its own proprietary point-of-sale ("POS") printers and was able to realize higher margins, whereas in 1997, the Company was a reseller of POS printers at low margins.

     Selling, general and administrative ("SG&A") expenses, as a percentage of net revenues, were 23% in the three and nine months ended September 30, 1998 compared to 23% and 26% in the three months and nine months ended September 30, 1997, respectively. The reduction in percentages for the first nine months was the result of the Company's commitment to sell more effectively and to provide a wider range of end-to-end solutions to its customers without a corresponding increase in selling costs.

     Product development expenditures include research and development expense and capitalized software development costs and consist primarily of labor. A summary of product development efforts is as follows:

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                     --------------------------          ----------------------------
                                                      1998              1997                1998              1997
                                                     --------        ----------          ----------         ---------
Gross product development expenditures                $ 1,951            $2,211             $ 6,568           $ 6,265
Capitalized software development costs                 (1,077)             (962)             (3,350)           (2,811)
                                                     --------        ----------          ----------         ---------
Net research and development expense                      874             1,249               3,218             3,454
Amortization of previously capitalized costs              523               120               1,493               548
Total expense                                         $ 1,397            $1,369             $ 4,711           $ 4,002
                                                     ========        ==========          ==========         =========

Product development as a percent of net revenues:
    Gross expenditures                                  7.0%               13.8%                8.8%             10.1%
    Net research and development expense                3.1%                5.4%                4.3%              5.6%
    Total expense                                       5.0%                5.9%                6.3%              6.5%


     Gross product development expenditures fluctuate from quarter to quarter depending on timing of development projects. In 1998, IVI Checkmate announced several new products including the eN-Touch 1000, its revolutionary customer activated terminal. The Company also intends to introduce additional new products later in the year and in early 1999.

     The Company recorded in the three months ended September 30, 1998 a one-time charge to earnings in the amount of $2.0 million to reflect costs associated with the acquisition of Plourde Computer Services, Inc. The costs consisted of the write-off of a Windows/NT software platform that was being developed by National Transaction Network, Inc. ("NTN"), which was made redundant by the availability of Plourde's own commercially viable Windows/NT platform; the write-off of the remaining unamortized goodwill that arose from the Company's acquisition of NTN in September 1996; professional fees and other transaction costs.

     The effective tax rate was 12% and 13% for the three months ended September 30, 1998 and 1997, respectively. The effective tax rates for 1998 and 1997 were lower than statutory rates as a result of recognition of IVI's tax losses of previous years. It is anticipated that the effective tax rate for the remainder of 1998 will remain at this level.

     As a result of the above factors, in particular the acquisition costs of the Plourde acquisition in the third quarter of 1998 and the pooling costs of the IVI-Checkmate combination in the second quarter of 1998, the Company recorded net earnings for the third quarter ended September 30, 1998 of $296,000 and a net loss for the first nine months of 1998 of $6.0 million. In comparison, net earnings for the third quarter and nine months ended September 30, 1997 were $1.2 million and $1.6 million, respectively. The weighted average shares outstanding for the third quarter and first nine months of 1998 increased 8.9% and 5.4%, respectively, from 1997 to 1998 due to exercises of stock options, resale of treasury shares held at December 31, 1997, and shares issued in connection with the acquisition of Plourde in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $1.6 million for the nine months ended September 30, 1998 and ($1.7) million for the same period in 1997. The net cash provided by operating activities for the first nine months of 1998 was the result of the net loss reported for the period, increased by depreciation and amortization, by a $12.3 million (or 63.1%) increase in accounts receivable, a $4.8 million (or 27.8%) decrease in inventory and a $8.2 million (or 66.5%) increase in accounts payable and accrued liabilities. The net cash used in operating activities in 1997 was primarily the result of the net loss reported for the period, which was increased by depreciation and amortization, and changed by a $2.4 million increase in accounts receivable, a $5.4 million reduction in inventory and a $2.9 million increase in accounts payable. The Company experiences normal fluctuations in its accounts receivable balance, including days outstanding, due to a variety of factors, including the Company's overall sales performance when compared to prior periods, the timing of shipments to its customers and individual customer negotiated terms of sale. Inventory levels held by the Company are also dependent upon a variety of factors, including anticipated inventory requirements to fulfill current and future customer orders in a timely manner, individual customer negotiated contracts of sale and the availability of key components used in the manufacturing process. Increases in these accounts during 1998 and 1997 have been caused by anticipated increases in sales volumes and by new product introductions. The Company anticipates that fluctuations in these accounts will continue in the future.

     Net cash used in investing activities for the nine months ended September 30, 1998 and 1997 were $6.5 million and $6.1 million, respectively. Purchases of property and equipment and additions to deferred development costs were primarily the reasons for the use in cash in each year.

     Net cash provided by financing activities was $3.0 million in the nine months ended September 30, 1998 and $2.4 million in the nine months ended September 30, 1997. Cash continues to be provided through the issuance of capital stock for stock option exercises in 1998 and 1997, and resale of treasury shares in March 1998. Cash was also provided in 1997 as the Company's Latin American joint venture received funding from Ingenico S.A., the other joint venture partner.

     In 1998, there was an additional effect on cash of $753,000, which represented a translation loss as a result of cash held by the Company's Canadian operations during periods of a weakening Canadian dollar relative to the U.S. dollar.

     The Company's working capital position at September 30, 1998 was $36.0 million, as compared to the $40.0 million at December 31, 1997. The Company had no commitments for material capital expenditures as of September 30, 1998. The primary reason for the decline in working capital is attributable to the costs of the combination incurred by the Company in the second quarter of 1998. However, the Company believes that its working capital position at September 30, 1998, together with anticipated future cash flows from operations and the borrowing available under its revolving credit agreement, are sufficient to meet the Company's operating needs, including possible increases in accounts receivable and inventories, along with planned capital expenditures and research and development activities for at least the next twelve to eighteen months.

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

IMPACT OF YEAR 2000

     To address the year 2000 issues with its internal information technology and other systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem, and the Company currently plans to have changes to all of its systems completed and tested prior to year 2000. The Company has implemented its compliance program primarily through the use of internal resources, and has relied or will be relying to a lesser extent on the assistance of certain of its suppliers. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, sales, finance and human resources. IVI Checkmate has also just begun the process of seeking written assurances from its critical suppliers of products and services to ensure that the products and services they provide are year 2000 capable. It is expected that assessment and remediation activities will be on-going throughout 1998 and 1999 with the goal of appropriately resolving all material internal systems and third party issues.

     In the normal course of business, the Company provides to its customers payment solutions for electronic payment transactions. These solutions include hardware terminal products and peripherals that use software for connectivity to the host computer. Consequently, IVI Checkmate's business and relationships with its customers depend on a number of computer software programs, internal operating systems and connections to other networks. If these systems, programs and networks do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's business, financial condition and results of operations. In recognition of a potential year 2000 problem and the effect that it may have on the Company, the Company has assessed its own software solutions to identify whether there is a year 2000 problem, and believes that it has completed substantially all modifications of its affected software programs and has minimal additional work required to finalize these modifications. However, over the next year, the Company will begin an assessment to ensure that other external third party technology used in combination with the Company's products properly exchanges date data with these products.

     Although the Company's internal systems and software products are Year 2000 compliant, the Company is vulnerable to the risk that government agencies, significant suppliers and other third parties will not be able to remedy their own year 2000 issues. The Company relies, both domestically and internationally, upon government agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, or other third parties will not suffer a year 2000 business disruption. Such failures could have an adverse affect on the Company's operations.

     The Company is currently assessing its most reasonably likely worst case Year 2000 scenario and the possible effects thereof. The Company's most reasonably likely worst case Year 2000 scenario will involve business disruptions suffered by significant suppliers, government agencies or third parties. During the last quarter of 1998 and through the first half of 1999, the Company intends to develop a contingency plan based on the results of its analysis of the most reasonably likely worst case Year 2000 scenarios. Because the Company's internal systems are Year 2000 compliant, the Company's contingency plan will focus on addressing the possible issues that might arise as a result of Year 2000 business disruptions suffered by third parties. However, due to the general uncertainty inherent in the Year 2000 problem, in the Company's case resulting primarily from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations.

     Implementation of these programs to date was through the use of internal resources. As a result, costs incurred to date related to these programs were not significant to the Company's financial results as the costs have consisted primarily of time that was diverted from other projects involving those persons. The Company cannot yet estimate the total cost of the program, because such costs will depend on the results of the Company's assessments of current and future projects, as well as assessment of potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. Management, however, does not believe that the total costs will have a material adverse effect on the Company's business, financial condition and results of operations.

     Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products and services sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations. However, there can be no assurance that the failure or delay of IVI Checkmate's customers and suppliers in successfully addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on IVI Checkmate's business, financial condition and results of operations.

                          PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

(c) Information required by this section c of Item 2 is incorporated by reference from Item 1 of Part I hereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits.  The following exhibits are filed as part of this report:
         ---------


EXHIBIT NO.              DESCRIPTION
----------               -----------

*    3.1                 Certificate of Incorporation of the Company
*    3.2                 Bylaws of the Company
     27                  Financial Data Schedule

--------------
* Incorporated by reference to Exhibits 3.1 and 3.2 of the Company's Registration Statement on Form S-4 (Reg. No. 333-53629) filed May 26, 1998.


(b)  Reports on Form 8-K.
     --------------------

      A Form 8-K was filed by the Company on July 9, 1998 to report the consummation of the combination of International Verifact Inc. and Checkmate Electronics, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IVI CHECKMATE CORP.
                                         (Registrant)



Date:  November 11, 1998            /s/ L. Barry Thomson
                                    --------------------
                                      L. Barry Thomson
                                      President and Chief Executive Officer
                                      (Duly Authorized Officer)



Date:  November 11, 1998            /s/ John J. Neubert
                                    -------------------
                                      John J. Neubert
                                      Chief Financial Officer and
                                      Senior Vice President
                                      (Principal Financial Officer)

                               INDEX OF EXHIBITS


 Exhibit
   No.     Description
---------  -----------
   27      Financial Data Schedule