Form 10-K405
period 1998-12-31
IVI CHECKMATE CORP
filed 1999-03-31
CIK 1057207

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
  For the fiscal year ended December 31, 1998
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the transition period from __________ to ___________

                       Commission File Number: 000-29772

                              IVI Checkmate Corp.
             (Exact name of Registrant as Specified in Its Charter)

                                    Delaware
                                (State or other
                         jurisdiction of incorporation)

                                   58-2375201
                                (I.R.S. Employer
                              Identification No.)

                               1003 Mansell Road
                             Roswell, Georgia 30076
                    (Address of Principal Executive Offices)

                                 (770) 594-6000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of class)

         Series C Junior Participating Preferred Stock Purchase Rights
                                (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's common stock (including exchangeable shares which are exchangeable into common stock) held by non-affiliates of the registrant was $52,161,553.00 at March 29, 1999, based on the closing sale price of $3.375 per share for the common stock on such date on the Nasdaq National Market.

  The number of shares of the registrant's common stock (including exchangeable shares which are exchangeable into common stock) outstanding at March 29, 1999 was 18,112,140.

                      Documents Incorporated by Reference
  Specifically identified portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 20, 1999 are incorporated by reference in Part III.

                              IVI CHECKMATE CORP.

                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1998

                               TABLE OF CONTENTS

   Item                                                                                               Page
  Number                                                                                             Number
----------                                                                                           ------

                                                         PART I

1.         Business  .................................................................................    1

2.         Properties  ...............................................................................    5

3.         Legal Proceedings  ........................................................................    5

4.         Submission of Matters to a Vote of Security Holders  ......................................    5

4(A)       Executive Officers of the Registrant  .....................................................    5

                                                         PART II

5.         Market for the Registrant's Common Equity and Related Stockholder Matters  ................     7

6.         Selected Financial Data  ..................................................................     8

7.         Management's Discussion and Analysis of Financial Condition and Results of Operations  ....    10

7(A)       Quantitative and Qualitative Disclosures about Market Risk  ...............................    23

8.         Financial Statements and Supplementary Data  ..............................................    24

9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  .....    51

                                                         PART III

  10.      Directors and Executive Officers of the Registrant  .......................................    52

  11.      Executive Compensation  ...................................................................    52

  12.      Security Ownership of Certain Beneficial Owners and Management  ...........................    52

  13.      Certain Relationships and Related Transactions  ...........................................    52

                                                         PART IV

14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K  ...........................    52

          Signatures  ................................................................................    57

                                     PART I

Item 1.   Business.




Overview

     IVI Checkmate Corp. is the third largest electronic transaction solutions provider in North America. IVI Checkmate was incorporated under the laws of the State of Delaware on January 15, 1998 and became active on June 25, 1998 as a result of the combination of International Verifact Inc., or IVI, a Canadian corporation, and Checkmate Electronics, Inc., or Checkmate, a Georgia corporation. IVI Checkmate operates in the electronic payment business through its subsidiaries. IVI Checkmate owns all of the capital stock of IVI Checkmate Ltd. (formerly IVI), IVI Checkmate, Inc. (formerly Checkmate) and their subsidiaries.

     Through our subsidiaries, we design, develop and market innovative payment and value-added solutions that optimize transaction management at the point-of-service in the retail, financial, hospitality, healthcare and transportation industries. Our software, hardware and professional services minimize transaction costs, reduce operational complexity and improve profitability for our customers in the U.S., Canada and Latin America.

     We distribute our products through direct sales and various third party distribution arrangements. Our customers include banks, payment processors, retail merchants, petroleum service stations, convenience-store operators, supermarkets and other mass merchandisers, and government benefits disbursers. No single customer accounted for more than 10 percent of our net revenues in 1998. We employ approximately 345 persons in the U.S. and 93 persons in Canada. These employees are located in approximately five facilities, including development centers, manufacturing and distribution centers, customer service centers, and sales and support offices. Our principal executive office is located at 1003 Mansell Road, Roswell, Georgia 30076, and our telephone number is (770) 594-6000.


Electronic Payment Industry

  During the 1980s, automating the processing of transactions -- credit and debit card authorization, check verification, and the like -- was not cost-effective, and most transactions were completed manually. In the late 1980s, however, major changes in computer and telecommunications technology helped IVI and Checkmate, among others, develop transaction automation systems that could rapidly capture and process transaction data electronically.

     The most established alternative to cash and checks is credit cards. After credit cards, debit cards were introduced. Debit cards make direct withdrawals from an account and are often used to make cash withdrawals at automatic teller machines, or ATMs. Now, stored value cards based on smart card technology have been developed, and their utility is being tested in the general public. Companies like us in the electronic payment industry develop, manufacture and market systems that facilitate various payment methods for an array of customers. These systems provide greater convenience to consumers; speed settlement and customer throughput for merchants; and potentially reduce processing costs and losses from fraud for financial institutions.

     Since the 1980s, IVI and Checkmate continued to develop and deliver low-cost, highly reliable, easy-to-use transaction systems and played a major role
in developing the market for electronic payment processing.   Today, IVI
Checkmate is a leading provider of transaction automation systems in the electronic payment industry.

Developments in 1998 - Introduction of Wireless Terminals and Customer Interactive Terminals

  In 1998, IVI Checkmate introduced wireless terminals and customer interactive terminals. One such wireless terminal is one of the first fully portable long range wireless terminal available in Canada for both debit and credit applications. It is a complete hand-held point-of-sale solution that is compact, lightweight and suited to portable applications where the terminal is brought to the customer.

  The customer interactive terminal is a multi-function terminal with a touch sensitive screen that helps customers participate in more complex transactions, such as applying for in-store credit. It satisfies the retailers' identified need to increase customer intimacy. For example, personalized loyalty messages, cross-selling suggestions and revenue generating electronic advertising can be delivered to the customer while he or she is waiting for items to be processed for payment. It can also digitally capture signatures written on its screen. Neither of our principal competitors has a device with the same sophistication or capabilities currently available to customers.

  Other business developments in 1998 included several strategic mergers, including the mergers with Plourde Computer Services, Inc. and Debitek Holdings Limited.


Primary Objective - To Further Increase Our Sales and Market Share

  IVI Checkmate's primary objective is to further increase its sales and share of the electronic payment market by attracting new customers in existing and new market segments. Key elements of our strategy include:

  Investing in Market Development and Technology Initiatives. The electronic payment industry is characterized by rapid change and new technologies. Consequently, we must continually assess the impact and risks that these changes, as well as our competitors' responses to these changes, will have on our technology and market development initiatives. In anticipation of these changes, we continue to invest in market development and technology initiatives that we believe will help us increase our share of the electronic payment market and allow us to better focus on our short and long-term product development activities.

  Expanding Our Product Offerings. Historically, IVI and Checkmate had derived the majority of their net revenues from direct sales of hardware products. In recent years, a business strategy was adopted to transition IVI Checkmate from a provider of hardware products to a provider of end-to-end solutions. In the transition, IVI Checkmate has expanded its expertise and capabilities to provide software products and solutions to support software applications within its hardware solutions and the integration within a retailer's point of sale system. Furthermore, IVI Checkmate also provides professional services such as hardware and software maintenance and other help desk facilities to ensure that its customers receive optimal value for their investments.

  Leveraging Existing Business Relationships. IVI and Checkmate have developed a variety of business relationships over the years. We intend to leverage our relationships with technology solution providers such as Ingenico, S.A., a French public company, which will allow us to bring global technology and products to our local markets. We also intend to leverage our existing customer relationships to market and sell to them end-to-end solutions that are capable of handling alternative forms of electronic payment transactions.

  Expanding Our Distribution Network Globally. Historically, IVI and Checkmate have derived a majority of their net revenues from direct sales to major retailers and financial institutions in North America. Our strategy is to expand the marketing and availability of our solutions through sales by independent sales organizations, network distributors and value-added resellers. Furthermore, we also intend to expand our product distribution locally, through new product markets such as banking automation and hospitality, as well as internationally, through our alliance with Ingenico.

The IVI Checkmate Products

  With over 15 years of manufacturing and technology expertise through our subsidiaries, IVI Checkmate is a leading provider of electronic payment systems that enable customers to respond to the demands of a rapidly growing, highly competitive, global marketplace. We provide a variety of point-of-service products such as terminals, check readers and software to facilitate the processing of electronic payment transactions such as check, debit, credit, smart card and electronic benefits transfer among customers, merchants and financial institutions. In particular, IVI Checkmate has been successful at addressing the technology and business requirements of its customers by providing comprehensive product functionality and high quality customer service on a cost-effective basis.


Product and Services Development

  Our ongoing product development efforts focus on addressing the emerging needs of the market by expanding the breadth and depth of the functionality of our products and services and incorporating new technologies into them. Gross product development expenditures for fiscal 1996, 1997 and 1998 are $6.9 million, $9.8 million and $9.1 million, respectively.

  Development direction is established by senior management with guidance from the marketing staff. The development team is responsible for design and design verification, coding, quality assurance, documentation and products and releases. In addition, we developed products and services in 1998 through strategic mergers and alliance, including those summarized below.

 Strategic Mergers

     In September 1998 and December 1998, Plourde Computer Services, Inc. and Debitek Holdings Limited were merged into IVI Checkmate. Plourde's flagship product, PaymentMaster, is a suite of feature-rich Windows/NT based application modules designed to manage electronic payments in multi-lane stores. The merger with Plourde positions IVI Checkmate to provide payment solutions that integrate into a retailer's store systems. Including Plourde and National Transaction Network, Inc., or NTN, of which IVI Checkmate is the majority stockholder, IVI Checkmate now has an installed base of 8,800 stores, making it a market leader of in-store payment systems and a leading supplier of integrated payment
solutions to major users.   The merger with Debitek expands IVI Checkmate's
presence in the point-of-sale market because Debitek has implemented systems using smart cards and magnetic stripes in closed environments, such as university and corporate campuses, correctional facilities and other government facilities.

 Strategic Alliance with Ingenico.

  In December 1996, IVI entered into a strategic alliance with Ingenico. Ingenico is a major global company in the electronic payment industry. Ingenico develops, distributes, markets and manufactures transaction terminals with application to payment systems, loyalty programs, electronic benefits transfer systems and terminal systems for smart card technology, principally in Europe, Australia and the Asia Pacific region.

  In the combination, IVI Checkmate was assigned all the rights and obligations of IVI under the strategic alliance with Ingenico. The strategic alliance provides the following benefits to IVI Checkmate:

  . an exclusive right to distribute Ingenico's products in the Americas through 2006;
  . an exclusive license to use and incorporate Ingenico's UNICAPT and other smart card technology into our future products;
  . joint development of future products to lower manufacturing costs and enhance the universal acceptance of products; and
  .  equity financing and support from a major global company in our industry.

Customers

  IVI Checkmate's primary customers are major retailers and financial institutions, but our customers also include distributors, independent sales organizations, value-added resellers and original equipment manufacturers. Our customers generally seek electronic payment products and services to help manage processing transactions. We believe that we meet the practical business requirements of our customers by offering cost-effective products that integrate a variety of electronic payment needs while enhancing consumer satisfaction.
Our products assist customers in meeting their internal goals of maintaining operational flexibility and responding to market changes, while minimizing cost, waste and disruption. We have over 15 years of experience in the development of our products and rely upon our considerable industry knowledge to continually anticipate the needs of our customers. None of our customers accounted for more than 10% of our total revenues in the fiscal year ended December 31, 1998. See, however, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Factors Affecting Future Performance We rely on large customers."


Marketing and Sales

  IVI Checkmate's marketing strategy focuses on positioning IVI Checkmate as a leading provider of electronic payment products and increasing the name recognition of IVI Checkmate and our products and services. In support of this strategy, our marketing programs include trade shows, advertising, public relations, direct marketing, worldwide web marketing, customer and internal events and product management.

  We sell our products to customers located throughout the U.S., Canada, and Latin America. We market and sell our products and services directly and, when more efficient, through strategic alliances with other companies.



Customer Support, Service and Maintenance

  IVI Checkmate believes that providing high quality customer service and technical support is necessary to achieve rapid product implementation which, in turn, is essential to long-term customer satisfaction and continued revenue growth. We provided extended support services through our TotalCARE(TM) program.

  IVI Checkmate presently maintains support centers in Roswell, Georgia and Westborough, Massachusetts.


Competition, Proprietary Rights, Technology and Manufacturers and Suppliers

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Factors Affecting Future Performance" for discussions on competition, proprietary rights, technology and manufacturers and suppliers.


Item 2.   Properties.

  IVI Checkmate's principal administrative, marketing, product development and support facilities are located in Roswell, Georgia, where IVI Checkmate leases a total of approximately 100,000 square feet under a lease that expires on December 30, 2001.

  Our Canadian operations are located in Toronto, Ontario, where we lease a total of approximately 30,000 square feet under a lease that expires in 2008. We believe that our facilities are suitable and adequate for our current needs.

Item 3.   Legal Proceedings.

  IVI Checkmate is not currently subject to any legal proceedings or claims.


Item 4.   Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of IVI Checkmate's stockholders during IVI Checkmate's fourth fiscal quarter ended December 31, 1998.


Item 4(A).   Executive Officers of the Registrant.

  Set forth below is certain information as of December 31, 1998 regarding the executive officers of IVI Checkmate.

  L. Barry Thomson has been the President, Chief Executive Officer and a director of IVI Checkmate since June 1998. Mr. Thomson joined IVI in April 1994 as President and Chief Operating Officer. He was named a director of IVI in May 1995 and was promoted to Chief Executive Officer in May 1996. Formerly President and CEO of Aluma Systems Corporation, a construction technology company, Mr. Thomson brought to IVI extensive Canadian, U.S. and international experience in managing the growth of a technological and market driven organization. Mr. Thomson built Aluma over 21 years from start up to the largest company in its industry in North America and one of the four largest in the world. He also served as Executive Vice President, director and member of the Executive Committee of Aluma's parent company, Tridel Enterprises, Inc., Canada's largest builder of condominium dwellings. He graduated with a degree in mechanical engineering from the University of Toronto in 1967 and became a member of the Ontario Association of Professional Engineers in 1968. In 1970, Mr. Thomson received his Chartered Accountant designation from Clarkson Gordon (now Ernst & Young).

  Gregory A. Lewis has been a director of IVI Checkmate and the President and Chief Executive Officer of IVI Checkmate's U.S. operations since June 1998. Mr. Lewis joined Checkmate as President and Chief Operating Officer in August 1997, and he was named a director of Checkmate in October 1997. From 1984 until joining Checkmate, Mr. Lewis was employed by VeriFone, Inc., an electronic payment provider. Mr. Lewis was one of the founding executives of VeriFone and served in various executive positions during his employment, most recently as Vice President and General Manager of the Emerging Markets Division. Earlier in his career, Mr. Lewis held various executive positions during a 14 year career at National Data Corporation, a transaction processing company, and also served as Executive Vice President of Business Development with BuyPass Corporation, a third party point-of-sale processor and debit transaction acquirer.

  John J. Neubert has been the Executive Vice President-Finance and Administration, Chief Financial Officer, Secretary and Treasurer of IVI Checkmate since June 1998. Mr. Neubert has served as the Senior Vice President-Finance and Administration and Chief Financial Officer of Checkmate since 1990 and a director of Checkmate since 1994. Mr. Neubert also was the Chief Operating Officer of Checkmate from May 1994 until September 1997. Mr. Neubert was Executive Vice President and Chief Financial Officer of Technology Research Group, Inc., a software development and system integrator company, from 1987 until 1990. He was Vice President of RIM Incorporated, a manufacturer and distributor of leisure furniture, from 1985 to 1987. Prior to that time he was employed by Uniroyal Incorporated in various financial and operational positions for approximately 15 years.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters.

Common Stock Price

  Prior to the combination of IVI and Checkmate on June 25, 1998, the common stocks of IVI and Checkmate were traded on the Nasdaq National Market under the symbols "IVIAF" and "CMEL", respectively, and the common stock of IVI was also traded on the Toronto Stock Exchange under the symbol "IVI". Following the combination, the common stock of IVI Checkmate began trading on the Nasdaq National Market and the Toronto Stock Exchange under the symbols "CMIV" and "IVC," respectively, and exchangeable shares of IVI that were issued in the combination to stockholders of IVI instead of shares of IVI Checkmate common stock began trading on the Toronto Stock Exchange under the symbol "IVI". The IVI exchangeable shares, which are considered Canadian property for Canadian deferred benefit plans, are convertible at any time, on a one-for-one basis, into common stock of IVI Checkmate.

  The table set forth below provides, on a per share basis for the periods indicated, the high and low sales prices of the common stock of IVI, Checkmate and IVI Checkmate as reported on the Nasdaq National Market, and the common stock of IVI Checkmate and the exchangeable shares of IVI as reported on the Toronto Stock Exchange.




                                                                         IVI                           Checkmate
                                                                                                  -------------------
                                                                    Common Shares                    Common Stock
                                                   --------------------------------------------   -------------------
                                                         Toronto Stock        Nasdaq National       Nasdaq National
                                                                                                  -------------------
                                                           Exchange               Market                Market
                                                      -------------------   -------------------   -------------------
                                                         (Canadian $)             (US $)                (US $)
                                                        High       Low        High       Low        High       Low
                                                      --------   --------   --------   --------   --------   --------
1997
Quarter ended March 31, 1997  .....................      7.150      6.000      5.375      4.391     13.875     11.500
Quarter ended June 30, 1997  ......................      8.300      6.000      6.000      4.250     13.500      8.000
Quarter ended September 30, 1997  .................     10.200      7.000      7.375      5.125      9.125      6.875
Quarter ended December 31, 1997  ..................     13.500      9.250      9.815      6.500      9.000      6.250

1998
Quarter ended March 31, 1998  .....................     11.950      9.400      8.375      6.625      9.500      6.844
Quarter ended June 30, 1998 (through June 25,
 1998)    .........................................     10.750      7.703      7.625      5.188      9.000      6.500




                                                                    IVI Checkmate                          IVI
                                                                     Common Stock                  Exchangeable Shares
                                                      ------------------------------------------   --------------------
                                                        Nasdaq National        Toronto Stock          Toronto Stock
                                                            Market                Exchange               Exchange
                                                      -------------------   --------------------   --------------------
                                                            (US $)              (Canadian $)           (Canadian $)
                                                        High       Low        High        Low        High        Low
                                                      --------   --------   ---------   --------   --------   ---------

1998
Quarter ended June 30, 1998 (from June 26, 1998)..       7.125      6.250      10.094      9.406      9.000       8.000
AQuarter ended September 30, 1998 ................       7.000      3.719      10.000      5.750      9.000       5.750
Quarter ended December 31, 1998  .................       6.250      2.500       9.500      5.094      9.500       5.000


Holders

  As of February 28, 1999, there were approximately 320 and 170 record holders of the common stock and exchangeable shares, respectively, and IVI Checkmate estimates that there were approximately 12,000 and 6,000 beneficial owners of the common stock and exchangeable shares, respectively.


Dividend Policy

  IVI has not declared or paid any cash dividends or distributions on its capital stock since its initial public offering in 1984, other than dividends on its Series A Preference Shares in the aggregate amounts of Cdn. $245,000 in 1994 and Cdn.$110,000 in 1993. Checkmate has not declared or paid any cash dividends or distributions on its capital stock since its initial public offering in 1993. IVI Checkmate has never paid any cash dividends on its common stock. IVI Checkmate currently intends to all retain future earnings to fund future development and growth in the operation of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of IVI Checkmate's board of directors and will depend upon IVI Checkmate's results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

  On September 29, 1998, IVI Checkmate issued 538,232 shares of common stock of IVI Checkmate in exchange for 2,906,250 shares of common stock of Plourde. On December 18, 1998, IVI Checkmate issued 916,644 shares of common stock of IVI Checkmate, of which 430,355 shares are currently held in escrow, in exchange for 468,758 "A" ordinary shares of Debitek and 1,200,000 "B" ordinary shares of Debitek. The issuances of such shares of common stock of IVI Checkmate were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. Such shares will be eligible for sale in the public market subject to the conditions of Rule 144 of the Securities and Exchange Commission.


Item 6.   Selected Financial Data.

  The following table sets forth selected statements of operations and balance sheet data of IVI Checkmate for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The selected financial data for the years ended December 31, 1998, 1997 and 1996 and as of December 31, 1998 and 1997 have been derived from IVI Checkmate's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected financial data for the years ended December 31, 1995 and 1994 and as of December 31, 1996, 1995 and 1994 have been derived from IVI Checkmate's unaudited consolidated financial statements which, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of IVI Checkmate's financial position as of such date. The selected financial data, which have been restated for all periods to reflect the combination of IVI and Checkmate and the subsequent mergers with Plourde and Debitek, should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                                                                  Year Ended December 31
                                        ----------------------------------------------------------------------
                                             1998           1997          1996           1995           1994
                                        ----------------------------------------------------------------------
                                                   (In thousands of dollars, except per share amounts)
Statements of Operations Data:
Net revenues:
   By Region
        United States                      $ 79,473        $62,647      $ 55,113        $48,822        $22,282
        Canada                               27,649         30,018        22,272         30,864         30,305
                                        --------------   -----------  ------------   ------------   ----------
                                           $107,122        $92,665      $ 77,385        $79,686        $52,587
                                        ==============   ===========  ============   ============   ==========

   By Product Line
        Electronic funds transfer          $ 70,413        $63,488      $ 49,172        $50,046        $32,699
        Check reader                         26,157         19,927        23,375         25,829         15,843
        Professional services                10,552          9,250         4,838          3,811          4,045
                                        --------------   -----------  ------------   ------------   ----------
                                            107,122         92,665        77,385         79,686         52,587
                                        --------------   -----------  ------------   ------------   ----------

Cost of sales                                65,818         58,015        47,378         50,568         33,959
                                        --------------   -----------  ------------   ------------   ----------


Gross profit                                 41,304         34,650        30,007         29,118         18,628
                                        --------------   -----------  ------------   ------------   ----------

Operating expenses:
   Selling, general  and administrative      25,118         24,769        20,327         16,216         13,921
   Research and development                   4,963          5,603         4,459          4,264          3,335
   Depreciation and amortization              4,153          2,823         2,198          2,817          1,828
   Unusual charges (1)                       12,634              -         8,023              -          6,972
                                        --------------   -----------  ------------   ------------   ----------
                                             46,868         33,195        35,007         23,297         26,056
                                        --------------   -----------  ------------   ------------   ----------

Operating income (loss)                      (5,564)         1,455        (5,000)         5,821         (7,428)

Other:
   Minority interest                             53            448            20              -              -
   Share of equity investee loss               (342)             -          (147)             -              -
   Interest income, net                         302            478           512            346            291
                                        --------------   -----------  ------------   ------------   ----------

Income (loss) before income taxes            (5,551)         2,381        (4,615)         6,167         (7,137)
Income tax benefit (expense)                    580            855        (5,684)        (2,687)         3,197
                                        --------------   -----------  ------------   ------------   ----------

Net income (loss)                          $ (4,971)       $ 3,236      $(10,299)       $ 3,480        $(3,940)
                                        ==============   ===========  ============   ============   ==========

Net income (loss) per common share           $(0.28)         $0.19        $(0.69)         $0.24         $(0.32)
                                        ==============   ===========  ============   ============   ==========

                                                                    As of December 31
                                        ----------------------------------------------------------------------

                                               1998           1997          1996           1995           1994
                                        --------------   -----------  ------------   ------------   ----------
Balance Sheet Data:
Total assets                               $ 82,829        $76,584      $ 69,787        $66,357        $59,079
Long-term liabilities                           787          2,085         1,124          1,598            609
Stockholders' equity                         55,017         57,412        53,029         51,130         44,865

(1) Unusual charges consist principally of merger costs in 1998 and writedown of assets in each of 1998, 1996 and 1994. See also Note 10 of the Notes to the Consolidated Financial Statements


  Any trends that may be derived from the above table are not necessarily indicative of our future operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

  IVI Checkmate is a full-service solutions provider in the electronic payment industry in the U.S., Canada and South America. We provide point-of-service products such as terminals, check readers and software to facilitate the processing of electronic payment transactions such as check, debit, credit, smart card and electronic benefits transfer among consumers, merchants and financial institutions.

  IVI Checkmate was formed in June 1998 in a combination of IVI and Checkmate, which was accounted for as a pooling-of-interests. Consequently, the financial statements and other financial information as of dates and for all periods included herein are consolidated, consisting of the combined historical financial statements of IVI and Checkmate and their subsidiaries, as well as the combined historical financial statements of Plourde and Debitek, which were merged into IVI Checkmate in 1998 in transactions accounted for as poolings-of-interests.

  The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 1998, 1997 and 1996 should be read in conjunction with the IVI Checkmate consolidated financial statements and accompanying notes. The financial statements have been prepared based on U.S. generally accepted accounting principles. As used herein, the terms "fiscal 1996", "fiscal 1997" and "fiscal 1998" refer to our fiscal years ended December 31, 1996, 1997 and 1998, respectively.

Results of Operations

 Fiscal 1998 Compared to Fiscal 1997

  Revenues. Total revenues increased 16% from $92.7 million in fiscal 1997 to $107.1 million in fiscal 1998. The increase in total revenues was attributed to:

  . an 11% increase in sales of terminals and peripherals used for electronic funds transfer due to the introduction of a new customer interactive touch screen terminal, and the successful marketing of our eN-Scribe point-of-sale printer;

  . a 31% increase in check reader sales as a result of increased demand from financial institutions and the success of our eN-Check 3000 dial check reader, the only stand-alone dial-based check reader available in the market; and

  . a 14% increase in professional service revenues as a result of long-term hardware and software maintenance agreements and services provided through the TotalCARE program, our help desk facility.

  Cost of Sales. Cost of sales increased 13% from $58.0 million in fiscal 1997 to $65.8 million in fiscal 1998 as a result of a 16% increase in revenues over the same period. As a percentage of revenues, cost of sales decreased from 63% in fiscal 1997 to 61% in fiscal 1998. The improvement is a result of continued cost reduction programs and on-going business integration and manufacturing efficiencies related to the combination of IVI and Checkmate.

  Selling, General and Administrative.   Selling, general and administrative
expenses increased 1% from $24.8 million in fiscal 1997 to $25.1 million in fiscal 1998. These expenses represented 27% and 23% of total revenues in fiscal 1997 and 1998, respectively. The decrease in selling, general and administrative expenses as a percentage of revenues reflects synergies from the combination of IVI and Checkmate and subsequent mergers in fiscal 1998, our commitment to sell more effectively, and our commitment to provide a wider range of end-to-end payment solutions to our customers with limited increases in selling costs.

  Research and Development.   Gross development expenditures include research
and development expense and capitalized software development costs, and consist primarily of labor. Gross product development expenditures fluctuate from quarter to quarter and year to year depending on the timing of product development projects. In fiscal 1998, we announced several new products, including the Elite 780 wireless point-of-sale terminal and the eN-Touch 1000 terminal. Gross expenditures for fiscal 1998 are net of expenditures of $669,000 that were incurred by NTN in its development of a Windows/NT software platform, which costs were subsequently written off upon our merger with Plourde and are classified in merger costs in the statements of operations. Gross expenditures in fiscal 1997 included development costs of new products such as the eN-Check 3000 dial check reader and the eN-Scribe printers, as well as the development cost of the eN-Touch 1000 touch screen terminal which continued into fiscal 1998 and 1999. The table set forth below provides a summary of our product development expenditures in the last three fiscal years.

                                                                                           Year Ended December 31
                                                                              1998                  1997                  1996
                                                                       ---------------       ---------------       ---------------
                                                                                         (In thousands of dollars)

Gross product development expenditures                                          $9,076                $9,789                $6,912
Less: capitalized software development costs                                     4,113                 4,186                 2,453
                                                                       ---------------       ---------------       ---------------

Net research and development expense                                             4,963                 5,603                 4,459
Amortization of previously capitalized costs                                     2,075                 1,041                   780
                                                                       ---------------       ---------------       ---------------

Total expense                                                                   $7,038                $6,644                $5,239
                                                                       ===============       ===============       ===============

Product development as a percentage of net revenues:
     Gross expenditures                                                            8.5%                 10.6%                  8.9%
     Net expense                                                                   4.6%                  6.0%                  5.8%
     Total expense                                                                 6.6%                  7.2%                  6.8%


  Depreciation and Amortization. Depreciation and amortization increased 47% from $2.8 million in fiscal 1997 to $4.2 million in fiscal 1998, primarily as a result of higher amortization of software development costs previously capitalized.

  Unusual Charges. In fiscal 1998, we recorded charges to earnings in the amount of $12.6 million to reflect costs associated with the combination of IVI and Checkmate and the subsequent mergers with Plourde and Debitek. These costs consisted of the following:

  .  professional fees and other transaction costs;

  . closure costs, including severance and employee relocation costs, in the immediate closure of IVI's U.S. operations in Boulder, Colorado, and the transfer and integration of these operations into Checkmate's operations in Atlanta, Georgia, which was completed in fiscal 1998, including the termination of 35 employees;

  .  inventory obsolescence provision to reflect product redundancies;

  . the write-off of a Windows/NT software platform under development by NTN that was made redundant by the availability of Plourde's own commercially viable Windows/NT platform; and

  . the write-off of the remaining goodwill related to NTN as a result of a permanent impairment in value which arose due to the termination of development of a Windows/NT software platform by NTN.

  Income Tax Benefit (Expense). Our statutory tax rate is 34%. However, our income taxes were affected in fiscal 1998 and 1997 by utilization of non-operating loss carryovers of previous years, and by a valuation allowance adjustment on the realization of these non-operating loss carryovers in future years. As a result of these factors, the taxes recorded on the statements of operations in fiscal 1998 and 1997 may not have direct correlation to the level of the pre-tax earnings in each of those years.

  We recorded income tax benefits of $580,000 and $855,000 for fiscal 1998 and 1997, respectively. The net deferred tax assets at December 31, 1998 were $3.3 million, net of a valuation allowance of $6.3 million, primarily relating to the tax benefits associated with net operating loss carryforwards. Realization of our net deferred tax assets depends on us generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. In our assessment, we believe that future levels of taxable income will be sufficient to realize the net deferred tax asset. See Note 6 of Notes to Consolidated Financial Statements.

  Net Income (Loss).   Net income (loss) for fiscal 1998 and 1997 was $(5.0)
million and $3.2 million, respectively. The decrease in net income was a result of merger costs in fiscal 1998 associated with the combination of IVI and Checkmate and subsequent mergers with Plourde and Debitek, and a tax benefit recognized in fiscal 1997 due to an adjustment in the valuation of U.S. tax loss carryforwards.

 Fiscal 1997 Compared to Fiscal 1996

  Revenues. Total revenues increased 20% from $77.4 million in fiscal 1996 to $92.7 million in fiscal 1997. The increase in total revenues is attributed to:

  . a 29% increase in sales of terminals and peripherals used for electronic funds transfer due to the introduction in 1997 of a new low cost dial terminal, and renewed ordering in fiscal 1997 from one of our largest customers after order delays in fiscal 1996;

  . a 15% decline in check reader sales due to reduced demand from large customers for check reader products, which prompted the release in late fiscal 1997 of a new dial check reader to expand the check reader market to the mid-to-low tier retail level;

  . a 91% increase in professional service revenues, primarily due to the introduction of TotalCARE, a help desk facility, and a higher number of maintenance contracts received and software development projects completed.

  Cost of Sales. Cost of sales increased 22% from $47.4 million in fiscal 1996 to $58.0 million in fiscal 1997 as a result of a 20% increase in revenues over the same period. As a percentage of revenues, cost of sales increased from 61% in fiscal 1996 to 63% in fiscal 1997, primarily as a result of an unfavorable product and customer mix, which was partially offset by manufacturing efficiencies and cost reduction programs.

  Selling, General and Administrative. Selling, general and administrative expenses increased 22% from $20.3 million in fiscal 1996 to $24.8 million in fiscal 1997. These expenses represented 26% and 27% of total revenue in fiscal 1996 and 1997, respectively. The increase in expenses was due to an increase in personnel and related costs required to support the anticipated growth in new products and net revenues, and inclusion for a full year in fiscal 1997 of these expenses from NTN which was acquired by IVI in September 1996.

  Research and Development. Gross development expenditures increased 42% from fiscal 1996 to fiscal 1997 primarily as a result of our continuing efforts in expanding our software expertise and the introduction of several new products such as the dial check reader and point-of-sale printers.

  Unusual Charges.   In fiscal 1996, we recorded charges to earnings totaling
$8.0 million. These charges consisted of the following:

  . Write-off of goodwill. We reviewed the recoverability of unamortized goodwill, which arose from the acquisition of Soricon Corporation in December 1994. The financial results of Soricon subsequent to the acquisition were below anticipated results upon which we based the purchase price. Soricon did not meet sales targets for its check reader and costs were much higher than anticipated. As a result, we compared the unamortized goodwill against an estimate of the undiscounted cash flows from the business to which the goodwill related over the remaining amortization period, and determined that there was a permanent impairment in the carrying value of the goodwill. Consequently, the remaining unamortized balance of $6.8 million was written off in its entirety.

  . Product redundancy. The incorporation of Ingenico's smart card technology into our product line resulted in certain of our products becoming unmarketable, and deferred development costs related to these products becoming unrecoverable. Consequently, a charge of $1.2 million was recorded.

  Income Tax Benefit (Expense). Our statutory tax rate is 34%. However, our income taxes were affected in fiscal 1997 and 1996 by utilization of non-operating loss carryovers of previous years, and by a valuation allowance adjustment on the realization of these non-operating loss carryovers in future years. As a result of these factors, the taxes recorded on the statements of operations in fiscal 1997 and 1996 may not have direct correlation to the level of the pre-tax earnings in each of those years.

  We recorded an income tax benefit of $855,000 for fiscal 1997 and an income tax expense of $5.7 million for fiscal 1996. The net deferred tax assets at December 31, 1997 were $1.9 million, net of a valuation allowance of $9.0 million, primarily relating to the tax benefits associated with net operating loss carryforwards. Realization of our net deferred tax assets depends on us generating sufficient taxable income in future years in appropirate tax jurisdictions to obtain benefit from the reversal of tempoary differences and from net operating loss and credit carryforwards. In our assessment, we believe that future levels of taxable income will be sufficient to realize the net deferred tax asset. See Note 6 of Notes to Consolidated Financial Statements.

     Net Income (Loss). Net income (loss) for fiscal 1997 and 1996 were $3.2 million and $(10.3) million, respectively. The increase in net income was a result of several factors, including the unusual charges that were recorded in fiscal 1996, and adjustments in fiscal 1997 and 1996 to the valuation of U.S. tax loss carryovers.

Liquidity and Capital Resources

  We finance our operations primarily through cash flows from operations. Net cash provided by (used in) operating activities was $3.5 million in fiscal 1998, $(1.0) million in fiscal 1997 and $3.9 million in fiscal 1996. The fluctuations in each year were the result of the timing of sales, which affected the levels of accounts receivable, inventory and accounts payable balances.

  Net cash used in investing activities was $5.1 million in fiscal 1998, $7.1 million in fiscal 1997 and $6.1 million in fiscal 1996. Purchases of property and equipment and additions to deferred development costs and other non-current assets were $8.8 million, $8.3 million and $6.5 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. These uses of net cash were offset by net proceeds from the sale of investments of $3.7 million and $1.2 million in fiscal 1998 and fiscal 1997, respectively, and cash of $662,000 acquired in connection with the acquisition of NTN in fiscal 1996.

  Net cash provided by financing activities was $2.7 million in fiscal 1998, $5.1 million in fiscal 1997 and $9.6 million in fiscal 1996, and was primarily the result of the issuance of common stock upon stock option exercises and an equity interest acquired by Ingenico.

  As of December 31, 1998, we had working capital of $36.0 million, including $9.8 million in cash and cash equivalents. Furthermore, lines of credit have been established for several of our subsidiaries with maximum borrowings totaling, in aggregate, approximately $5.0 million. As of December 31, 1998, no borrowings under these lines of credit were outstanding.

  As of December 31, 1998, we did not have any material commitments for capital expenditures.

  We believe that cash and cash equivalents on hand as of December 31, 1998, together with cash flows from operations and available borrowings under the lines of credit, will be sufficient to maintain our current level of operations for at least the next 12 months.


Year 2000 Issue

  Many existing computer hardware and software systems are designed to use only two digits to identify a year in date fields (e.g. "98" for "1998"). These systems may not properly recognize a year that begins with "20" instead of "19". If not corrected, these systems could fail or could create erroneous results when working with dates beyond the year 1999. This is commonly referred to as the "Year 2000 issue". We believe that the Year 2000 issue may affect us in two principal ways: through our products and through our operations.

  IVI Checkmate designates each of the statements made herein as a Year 2000 Readiness Disclosure. Such statements are being made pursuant to the Year 2000 Information and Readiness Disclosure Act.

 IVI Checkmate's Readiness Status

  We develop and market hardware and software products which are date sensitive and affected by the Year 2000 issue. We believe that we have taken all steps necessary to ensure that our hardware and software products are Year 2000 compliant. Nevertheless, the Year 2000 issue could negatively affect the demand for our products and the spending patterns of our customers.

  Many hardware, operating system and application products developed by third parties interact or operate with our hardware and software products, as well as our operating systems. In addition, customers or others may modify our hardware and software products or our operating systems after they have been installed. We cannot assess the Year 2000 readiness of these hardware and software products, operating systems or modified hardware and software products and operating systems. If these products are not Year 2000 compliant, it could adversely affect the performance and functionality of our applications that work with these products. While we would not be responsible for these Year 2000 problems, we are unable to assess the effect they may have on our business, financial condition and results of operations.

  We principally rely on software products to support our internal accounting, payables and invoicing operations. While these software products have been or are in the process of being tested for Year 2000 compliance, we also rely on third party systems developed by others for many of our critical internal operations. In addition, our internal operations may also be affected by Year 2000 issues affecting third parties with whom we have relationships, including contract manufacturers and other vendors (e.g., utilities, distributors, banks and other suppliers). A Year 2000 problem affecting our systems or those of third parties that we rely upon may have a material adverse effect on our business, financial condition and results of operations.

  We have assembled a Year 2000 taskforce consisting of representatives from our development, marketing, support, information systems, facilities and finance departments to assess the Year 2000 readiness of our internal operations and the readiness of third parties on which we rely. The taskforce has identified and assessed the Year 2000 readiness of most of the material information technology and non-information technology systems used internally as part of our operations, but such work is ongoing. The taskforce has tested or will test these systems where feasible and practicable. We expect testing to be complete by mid-1999. We believe the taskforce to have appropriate plans in place to achieve timely Year 2000 readiness for our internal systems. However, our ongoing assessment program may in the future reveal Year 2000 issues which are not currently identified or fully understood.

  The taskforce has identified those third parties on which our operations materially rely. This includes our contract manufacturers and other suppliers. The taskforce has gathered written materials published by such third parties or otherwise communicated directly with such third parties to determine the Year 2000 readiness of their business operations or the readiness of the products or services they supply to us. While the taskforce collected many responses and other materials from such third parties regarding their Year 2000 readiness, the process is ongoing. We expect this process to last until mid-1999.

 Company Costs to Address the Year 2000 Issue

  We have been seeking Year 2000 compliance while upgrading our hardware and software in the ordinary course of business and have not separately allocated Year 2000 expenses during such process. However, we do not believe that these Year 2000 costs are material. We do not expect to incur material additional costs to remedy any remaining Year 2000 problems with our products and internal systems. We, however, cannot currently assess the costs of remedying problems which may result from the Year 2000 issues of others.

 Risks

  Our customer operations are heavily dependent on the constant availability of telecommunications equipment and other utilities. As a result, IVI Checkmate currently believes that the most reasonably likely worst case Year 2000 scenario would involve the temporary interruption of electric power, telephone or other utility supplies to our offices or our support operations facilities due to a failure of a utility supplier to be Year 2000 compliant. In addition, despite assurances and testing, it is also possible that our internal systems or those of our customers and suppliers may not be Year 2000 ready.

  In addition, "business interruption" litigation may arise out of the Year 2000 issue. We are not currently aware of any possible claim against us arising from instances of business interruption. We currently believe our hardware and software products to be Year 2000 compliant, but cannot ensure such compliance for software products which were designed exactly to customer specifications for their internal systems. Consequently, we cannot assure that all of these customers are aware of the Year 2000 issue or that they have adopted appropriate corrective solutions, and will therefore not bring Year 2000-related claims against us which, with or without merit, could be time consuming and expensive for us to defend or resolve.

 Contingency Plans

  We will establish a contingency plan to address the most reasonably likely worst case scenario if, in our assessments, we identify a material business function that is substantially at risk. Our assessments to date have not identified such a risk. We have, however, not completed the testing of those internal systems which we can test feasibly and practically, and have not received all responses from those suppliers on which we rely, to fully assess the potential Year 2000 exposures.

 Cautionary Statements

  The continued assessment, progress and timing of our Year 2000 readiness efforts and potential exposures as described above depend upon the cooperation and responsiveness of third parties, the accuracy and reliability of responses provided and testing procedures, and the availability of skilled resources, both internal and external, to address Year 2000 issues that exist or may arise. There can be no assurance that assessments to date will prove to be accurate. Serious deficiencies which are not currently identified or fully understood may arise in the future and may have a material adverse impact on our business, financial condition and results of operations. We plan to continue our taskforce into the Year 2000 to assess Year 2000 issues affecting us, review the status of our findings and develop appropriate contingency plans where necessary in an effort to minimize the potential exposure to the Year 2000 issue.


Impact of Recent Accounting Standards

  In 1998, FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and AICPA Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", were released. We believe that the adoption of these statements, which are not required for fiscal 1998, will not have a significant effect on our financial statements.

Inflation and Foreign Exchange Exposure

  To date, we believe that inflation has not had a material impact on our operations. We are, however, exposed to certain foreign exchange currency risks. Our exposure to foreign currency exchange risk at December 31,1998 with regard to Canadian dollars was reflected in a currency translation adjustment to Stockholders' Equity of approximately $1.4 million. The weakened Canadian dollar further impacted, but to a lesser degree, sales and expenses in 1998 that were denominated in Canadian currency.



                      FACTORS AFFECTING FUTURE PERFORMANCE

We must adapt to changes in technology

  The electronic payment industry is constantly changing. These changes include, among others:

  .  rapid technological advances;
  . evolving industry standards in electronic fund transfer and point-of-sale products;
  . changes in customer requirements; and . frequent new product introductions and enhancements.

  To be successful, IVI Checkmate must develop and use leading technologies effectively, and continue to satisfy customer needs on a timely and cost-effective basis. While IVI Checkmate continues to develop new products and technologies, we may not successfully keep up with the new products and technological advances of others. Several of our competitors have introduced products and technologies that will compete with our products and technologies. We cannot guarantee that present or potential customers will accept our new products and technologies or that they will not choose to use our competitors' products and technologies. If we are unable to develop and market new products and product enhancements that achieve market acceptance on a timely and cost-effective basis, it could materially and adversely affect our business, financial condition and results of operations.

We rely on large customers

     IVI Checkmate relies upon large banks and retail customers with a large number of point-of-sale stations for a significant percentage of our revenues. We continue to diversify our customer base by developing strategic alliances and partnerships to open more distribution channels and limit our reliance on large customers. While we continue to transact business with our current customers and attract new ones, our revenues will decrease significantly if we lose a large customer. We may also be unsuccessful in attracting new customers. The demand for our products and services, especially from our large customers, may decline. If these things occur, it could materially and adversely affect our business, financial condition and results of operations.

The electronic payment industry is very competitive

     The electronic payment industry is very competitive and subject to rapid technological change. We expect competition to increase in the future. To compete successfully in the future, IVI Checkmate must respond promptly and effectively to changes in technology. We must also respond to our competitors' innovations and provide low cost products through manufacturing efficiencies and other costs savings measures. Certain of our competitors have significantly greater financial, marketing, service, support and technical resources than us. Certain of these competitors also have greater name recognition than us. Accordingly, our competitors may be able to respond more quickly than us to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of products than us. In addition, our profit margins could decline because of competitive pricing pressures that may have a material adverse effect on our business, financial condition, and results of operations. Consequently, we may not compete successfully against current or future competitors, and the competitive pressures that we face may negatively affect our business, financial condition and operating results.

     We attempt to differentiate ourselves from our competitors by providing end-to-end solutions. Our competitors include VeriFone, Inc., a division of Hewlett-Packard Company, Hypercom Corp. and NBS Technologies, Inc. Current and potential IVI Checkmate competitors may make acquisitions or establish alliances among themselves or with others. These acquisitions or alliances could increase the ability of competitors' products to address the needs of our current or prospective customers. As a result, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain a significant share of the electronic payment market. For IVI Checkmate, this could result in price reductions, the loss of current or prospective customers, fewer customer orders and reduced net income.


Our hardware and software may contain defects and undetected errors

     Our hardware and software, including the security features on our point-of-sale payment systems, may contain undetected defects and errors. Although we test our hardware and software before releasing it, we may discover defects and errors in the future. Once detected, we may not be able to correct defects and errors in a timely manner. The cost to fix defects and errors may be high. Consequently, any undetected defects and errors in our hardware and software may result in any of the following:

     .  delays in the shipment of the products;
     .  loss of market acceptance of the products;
     .  additional warranty expense;
     . diversions of engineering and other resources from our other product development efforts; and
     .  loss of credibility with our distributors and customers.

Therefore, any undetected defects and errors in our hardware and software could adversely affect our business, financial conditions and results of operations.


Government and industry regulations may affect our financial condition and ability to compete

  Various regulatory factors affect our financial performance and ability to compete. Governmental regulatory policies affect charges and terms for both private-line and public network electronic payment services. Accordingly, changes in such policies may:

      .  make it more costly to communicate on such networks;
      .  increase the costs of development;
      . increase the opportunity for additional competition; or . result in additional compensation.

If such regulatory action occurs, our business, financial condition and operating results could be negatively affected.

     IVI Checkmate must also obtain product certification on the applicable customer's systems in the U.S., Canada and other countries. Any delays in obtaining necessary certifications with respect to future products may delay the introduction or result in the cancellation of such products. If we have any delays in obtaining necessary certifications with respect to future products, our business, financial condition and operating results could be negatively affected.

     We are subject to regulation by the Federal Communications Commission, or FCC, with respect to the performance of certain products. Compliance with future regulations or changes in the interpretation of existing regulations may result in a need to modify products or systems. In the event that FCC rules are added or their interpretations are changed, we could be negatively affected.

We may be unable to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights

     Our operations could be materially and adversely affected if we are not adequately able to protect our proprietary software, audit techniques and methodologies, and other proprietary intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, nondisclosure and other contractual arrangements and technical measures to protect our proprietary rights. While we currently hold several U.S. and Canadian patents, we mainly rely on copyright to protect our operating systems and various other software programs. Nevertheless, we could be negatively affected if our competitors successfully incorporate this technology into their products.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We could be negatively affected if our means of protecting our proprietary information is inadequate. We may also be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Furthermore, our competitors also may independently develop technologies that are substantially equivalent or superior to our technology.


We may not be successful in avoiding claims that we infringe others' proprietary rights

     Although we believe that our services and products do not infringe on the intellectual property rights of others, we can not prevent someone else from asserting a claim against us in the future for violating their technology rights. In the ordinary course of our business, third parties may claim that our services infringe on their patent, copyright or trademark rights. We also may be subject to court actions alleging that we violated a third party's patent, copyright or trademark rights. Third parties making infringement claims may have significantly greater resources than we do to pursue litigation, and we cannot be certain that we would prevail in an infringement action.

     Infringement claims, whether with or without merit, could be time consuming, distract management, result in costly litigation, delay the introduction of new services and require us to enter into royalty or licensing agreements. As a result of an infringement claim, we could be required to discontinue use of a specific technology, tradename or service mark. In such instances, it could be expensive for us to develop or buy replacement technology or market a new name. Consequently, whether justified or not, infringement claims could have a negative effect on our business, financial condition and operating results.


We depend on manufacturers and suppliers

     We currently assemble certain products and components at our manufacturing facility in Roswell, Georgia. However, we depend on other manufacturers and suppliers for some of our products and certain components used in our products. The components we obtain from other manufacturers and suppliers are only available from a limited number of sources. Certain components and products are currently purchased from single suppliers. While we maintain additional inventory of certain products and continually evaluate alternative sources of supply, the failure of any such single supplier to meet its commitment on schedule could adversely affect us. If a sole source supplier goes out of business or becomes unable to meet its supply commitments to us, our production could be delayed. Such delays could adversely affect our business, financial conditions and results of operations.

     The use of outside manufacturers and suppliers also subjects IVI Checkmate to the following additional risks:

     .  potential quality assurance problems;
     . availability of suitable competitive and cost effective manufacturers and suppliers;
     . potential loss of product margin; and . price fluctuation, particularly for certain static random access memory products.


IVI Checkmate is subject to the risk of product liability claims

  IVI Checkmate's products are generally used to manage data critical to large organizations. As a result, IVI Checkmate's development, sale and support of products may entail the risk of product liability claims. IVI Checkmate's license agreements with its customers typically contain provisions designed to limit IVI Checkmate's exposure to potential product liability claims. However, these provisions may not be effective under the laws of all jurisdictions. The insurance maintained by IVI Checkmate may not be sufficient in scope or amount to cover all personal injury, property damage and other claims if the limitations on IVI Checkmate's liability contained in its license agreements are ineffective. A successful product liability claim brought against IVI Checkmate could therefore materially and adversely affect IVI Checkmate's business, financial condition and results of operations. In addition, defending such a suit, regardless of its merits, could require IVI Checkmate to incur substantial expense and require the time and attention of key management personnel. This could also materially and adversely affect our business, financial condition and results of operations.


Our success depends upon our ability to attract and retain key personnel

  IVI Checkmate's future performance depends upon the continued service of a number of senior management and key technical personnel. The loss or interruption of the services of one or more key employees could have a material adverse effect on our business, financial condition and results of operations. IVI Checkmate currently maintains no key-person life insurance on any of its key employees.

  IVI Checkmate's future financial results also will depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense, and is likely to intensify in the future. We compete for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than ours. Significant competition exists for such personnel. At times we have experienced and continue to experience difficulty recruiting and retaining qualified personnel. If we are unable to hire and retain qualified personnel in the future, it could materially and adversely affect our business, financial condition and results of operations.


Our directors, officers and Ingenico hold a large percentage of shares

  Our directors, officers and their affiliates, including Ingenico, beneficially own approximately 3,800,000 shares (approximately 20%) of our common stock, including exchangeable shares and exercisable options. Our directors, officers and their affiliates also hold options to acquire 265,000 shares of common stock that are not immediately exercisable. Consequently, our directors, officers and their affiliates could, as stockholders, control or exercise significant influence over the election of directors and all other matters requiring stockholder approval, including a change of control or ownership of IVI Checkmate.


Failure to obtain Year 2000 compliance may negatively affect our business

  The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store dates as two digits rather than four (e.g., "99" for 1999). On January 1, 2000, these systems and equipment may read "00" as the year 1900 instead of the year 2000. This problem could result in an interruption in, or failure of, certain of our normal business activities and operations.

  We have analyzed the Year 2000 issue with respect to our hardware and software products, the hardware and software we use to provide our services and our computerized information and operating systems. We do not believe that the costs necessary to resolve the known Year 2000 problems will be material to our operating results. However, if our projected timetable or cost estimates are incorrect, our business, financial condition and results of operation could be negatively affected. We are also discussing the Year 2000 issues with our significant customers, manufacturers and suppliers. If they are unprepared for Year 2000 problems, our business activities and operations could be negatively affected. We are not yet certain to what extent our significant customers, manufacturers and suppliers are Year 2000 compliant. If their systems are not timely converted or if their converted systems are not compatible with ours, we may experience a significant number of operational inconveniences and inefficiencies for us and our customers that may divert our time and attention and financial and human resources from our ordinary business activities. Any Year 2000 problems we encounter may have a materially adverse affect on our business, financial condition or operating results.

Many factors may affect our operating results and cause potential fluctuations in our quarterly results

  Our future success depends on a number of factors, many of which are unpredictable and beyond our control. Moreover, many of these factors are likely to cause IVI Checkmate's operating results, cash flows and liquidity to fluctuate significantly from quarter to quarter in the future. These factors include, among others:

  .  customers' acceptance of our new and enhanced services;

  .  the demand for IVI Checkmate's products;

  . how quickly we are able to develop new products and services that our customers require;

  . whether and how quickly alternative technologies, products and services introduced by our competitors gain market acceptance;

  . the timing of the introduction of new or enhanced products and services offered by IVI Checkmate or our competitors;

  .  changes in laws and regulations that affect our business;

  . the number, size and successful integration of acquired companies and relationships with alliance partners;

  . prevailing conditions in the electronic payment marketplace and other general economic and political factors;

  . Year 2000 issues not identified or resolved on a timely basis, which may affect our operations or the operations of our suppliers on whom we rely upon;

  .  foreign currency exposures;

  . our customers' inventory levels of IVI Checkmate products, which may affect the timing of future orders;

  .  condition of the stock market; and

  .  competitive pricing pressures.

     Quarterly revenues and expenses are difficult to predict because the market for our products and services is rapidly evolving. Our expense levels are based, in part, on our expectations about future revenues. We typically record a disproportionate amount of our revenue for each quarter in the final month of the quarter, while expenses are generally incurred more evenly throughout the period. If our actual revenue levels do not meet our projections or if our expenses exceed our projections, operating results would likely be negatively affected. Due to many factors, we believe that period-to-period comparisons of our business are not necessarily meaningful. Because our industry changes so quickly, our operating results in future quarters could be below the expectations of public market analysts and investors. If we do not meet these expectations, our stock price could fall significantly.

  In addition, from time to time the stock market experiences significant price and volume fluctuations. Stock market fluctuations have particularly affected the stock prices of technology companies, such as IVI Checkmate.


We cannot assure you that we will effectively manage our growth

  Our future operating results will depend heavily on our ability to manage our business and make appropriate changes in the face of our growth and changing industry conditions. If we do not respond appropriately to growth and change, the quality of our services, our ability to retain key personnel and our business in general could be negatively affected. If we do not correctly predict our growth, our business, financial condition and operating results could be negatively affected.


IVI Checkmate is subject to risks associated with making acquisitions and may not be able to grow through acquisitions

  As part of its business strategy, IVI Checkmate continually evaluates potential acquisitions of, and cooperative ventures to acquire, complementary technologies, products and businesses in the electronic payment market. In its pursuit of strategic alliances, partnerships and acquisitions, IVI Checkmate may be unable to:

  . identify suitable strategic alliances, partnerships and acquisition candidates;

  . compete for strategic alliances, partnerships and acquisitions with other companies, many of which have substantially greater resources than us;

  . obtain sufficient financing on acceptable terms to fund strategic alliances, partnerships and acquisitions;

  . complete the strategic alliances, partnerships and acquisitions on terms favorable to us;

  . integrate acquired technologies, products and businesses into its existing operations; and

  .  profitably manage acquired technologies, products and businesses.

  Strategic alliances, partnerships and acquisitions may also involve a number of risks including, among others, that:

  . technologies, products or businesses acquired by us may not perform as expected;

  . technologies, products or businesses acquired by us may not achieve levels of revenues, profitability or productivity comparable to those of our existing technologies, products and operations;

  . strategic alliances, partnerships and acquisitions may divert the attention of management and our resources;

  . we may experience difficulty in assimilating the acquired operations and personnel; and

  . we may experience difficulty in retaining, hiring and training key personnel.

  Any or all of these risks could materially and adversely affect our business, financial condition or results of operations.

IVI Checkmate has adopted measures that have anti-takeover effects

  Under our Certificate of Incorporation, the board of directors may issue preferred stock, with any rights it may wish to assign, without stockholder action. IVI Checkmate has also adopted a stockholder rights plan under which it has distributed rights to purchase shares of our Series C Junior Participating Preferred Stock to its stockholders. If certain triggering events occur, the holders of the rights will be able to purchase shares of common stock at a price substantially discounted from the then applicable market price of the common stock.

Exchange rate fluctuations between the U.S. dollar and other currencies in which we do business may result in currency transaction losses

  A significant portion of our revenues are denominated in Canadian Dollars. Consequently, fluctuations in exchange rates between the U.S. and Canadian Dollar may have a material adverse effect on our business, financial condition and operating results and could also result in significant exchange losses. Foreign currency transaction gains and losses are a result of transacting business in certain foreign locations in currencies other than the functional currency of the location. We attempt to balance our revenues and expenses in each currency to minimize net foreign currency risk. To the extent that we are unable to balance revenues and expenses in a currency, fluctuations in the value of the currency in which we conduct our business relative to the functional currency have caused and will continue to cause currency transaction gains and losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. These currency exchange risks could materially and adversely affect our business, financial condition and operating results. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

  We have not sought to hedge the risks associated with fluctuations in exchange rates but may undertake such transactions in the future. Any hedging techniques which we implement in the future may not be successful, and exchange rate losses could be exacerbated by hedging techniques that we use.


A large number of shares of our stock are currently eligible for public sale, which could cause our stock price to drop

  Sales of a substantial number of shares of our common stock in the public market, or the prospect of these sales, could adversely affect the market price of the common stock. These sales or the prospect of these sales could also impair our ability to raise needed funds in the capital markets at a time and price favorable to IVI Checkmate. As of December 31, 1998, IVI Checkmate had approximately 17,835,000 shares of common stock outstanding, including approximately 5,800,000 outstanding IVI exchangeable shares outstanding which are exchangeable by the holders at any time for shares of IVI Checkmate common stock on a one-for-one basis. Substantially all of the currently outstanding IVI Checkmate common stock and all of the IVI Checkmate common stock for which the exchangeable shares are exchangeable have been registered under the Securities Act of 1933. Approximately 14,000,000 outstanding shares of IVI Checkmate common stock are eligible for sale in the public market. The remaining unregistered outstanding shares of IVI Checkmate common stock, as well as approximately the outstanding shares owned by our directors and executive officers and their affiliates, including Ingenico, will be eligible for sale in the public market at various times pursuant to Rule 144 of the Securities and Exchange Commission.

  As of December 31, 1998, IVI Checkmate had options outstanding under its stock option plans for the purchase of a total of approximately 3,174,000 shares of common stock at a weighted average exercise price of $6.29 per share. IVI Checkmate had reserved an additional 1,797,900 shares of common stock that it may issue upon the exercise of options granted in the future under these plans. IVI Checkmate has in effect a registration statement under the Securities Act of 1933 covering its issuance of shares upon the exercise of these outstanding options and IVI Checkmate's issuance of shares under its employee stock purchase plan. All of these shares will be freely tradable in the public market, except for shares held by affiliates of IVI Checkmate which will be eligible for public sale at various times pursuant to Rule 144.


Our holding company structure may affect our performance and ability to pay dividends and other distributions

     IVI Checkmate is a holding company and our principal assets are all of the outstanding stock of our operating subsidiaries, including IVI Checkmate Ltd. and IVI Checkmate Inc. All of our operations are conducted through our subsidiaries. Consequently, we depend on the earnings and cash flows of the operations of our subsidiaries, as well as other dividends and distributions from our subsidiaries.


         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  This report as well as other documents that we file with the Securities and Exchange Commission include forward-looking statements, including in particular the statements about our plans, objectives, expectations and prospectus under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document. The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and we can give no assurance that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements are set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Performance" above and elsewhere in this document. All written or oral forward-looking statements attributable to IVI Checkmate Corp. are expressly qualified in their entirety by those cautionary statements.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

  IVI Checkmate does not engage in trading market risk sensitive instruments. We also do not purchase, for investment, hedging or for purposes "other than trading," instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as discussed in the following paragraph. IVI Checkmate has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps, except as discussed in the following paragraph.

  Our Canadian operations generate cash denominated in foreign currency. Consequently, we are exposed to certain foreign currency exchange rate risks. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar. When the U.S. dollar strengthens against the Canadian dollar, the value of non-functional currency sales decreases. When the U.S. dollar weakens, the value of non-functional currency sales increases.

  Our exposure to foreign currency exchange rate risk at December 31, 1998 with regard to Canadian dollars was reflected in a currency translation adjustment to Stockholder's Equity of approximately $1.4 million. The weakened Canadian dollar further impacted, but to a lesser degree, sales and expenses in 1998 that were denominated in Canadian currency.

  Considering both the anticipated cash flows from changes in net working capital and anticipated revenues for the next quarter, a hypothetical 10% strengthening of the U.S. dollar relative to the Canadian dollar would not materially adversely affect expected first quarter 1999 earnings or cash flows. This analysis is dependent on actual Canadian dollar sales during the next quarter. The effect of this hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Our Future Performance --

Exchange rate fluctuations between the U.S. Dollar and other currencies in which we do business may result in currency translation losses".


Item 8. Financial Statements and Supplementary Data.

  The following is a list of the Consolidated Financial Statements:


                                                                                                      Page
                                                                                                      -----
Reports of Independent Auditors  ....................................................................    29
Consolidated Balance Sheets as of December 31, 1998 and 1997  .......................................    31
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996...........    32
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1998, 1997 and 1996  ................................................................    33
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...........    34
Notes to Consolidated Financial Statements  .........................................................    35

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
IVI Checkmate Corp.

We have audited the consolidated balance sheets of IVI Checkmate Corp. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of International Verifact Inc. which statements reflect total assets constituting 39% at December 31, 1997 of the related consolidated financial statement totals, and which reflect net revenues constituting approximately 50% and 45% of the related consolidated financial statement totals for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for International Verifact Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IVI Checkmate Corp. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         ERNST & YOUNG LLP


February 12, 1999
Atlanta, Georgia

                         REPORT OF INDEPENDENT AUDITORS


To the Directors of
International Verifact Inc.

We have audited the consolidated balance sheet of International Verifact Inc. as of December 31, 1997 and the consolidated statements of operations, stockholders' equity, and cash flows for years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated fiancial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at December 31, 1997, and the consolidated results of its operations and cash flows for years ended December 31, 1997 and 1996 in accordance with generally accepted accounting principles in the United States.



                                         COOPERS & LYBRAND


February 12, 1998
Toronto, Ontario

                              IVI CHECKMATE CORP.
                          CONSOLIDATED BALANCE SHEETS
              (In Thousands of Dollars, Except for Share Amounts)

                                                                                                        December 31
                                                                                  -------------------------------------------------
                                                                                         1998                             1997
                                                                                  -----------------              ------------------
ASSETS
Current assets
   Cash and cash equivalents                                                               $  9,846                        $  9,390
   Investments                                                                                    -                           3,572
   Accounts receivable, less allowance of $715 and $477
      at December 31, 1998 and 1997, respectively                                            31,820                          21,086
   Inventories                                                                               15,743                          18,111
   Deferred tax asset                                                                         4,060                           3,765
   Refundable income taxes                                                                        -                             809
   Prepaid expenses and other assets                                                          1,581                           1,198
                                                                                  -----------------              ------------------
Total current assets                                                                         63,050                          57,931

Property and equipment, net                                                                   8,224                           8,567
Deferred development costs, net of accumulated amortization of
   $4,765 and $2,900 at December 31, 1998 and 1997, respectively                             10,150                           8,234
Identifiable intangible assets, net of accumulated amortization of
   $1,295 and $1,014 at December 31, 1998 and 1997, respectively                              1,320                           1,159
Goodwill                                                                                          -                             642
Other assets                                                                                     85                              51
                                                                                  -----------------              ------------------
                                                                                           $ 82,829                        $ 76,584
                                                                                  =================              ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank line of credit                                                                     $      -                        $    938
   Accounts payable                                                                          17,547                          10,150
   Accrued liabilities                                                                        6,622                           4,141
   Deferred revenue                                                                           2,805                           1,628
   Other                                                                                         51                             230
                                                                                  -----------------              ------------------
Total current liabilities                                                                    27,025                          17,087

Deferred tax liability                                                                          769                           1,872
Minority interest and other                                                                      18                             213
                                                                                  -----------------              ------------------
                                                                                             27,812                          19,172
Stockholders' Equity
   Preferred stock, $0.01 par value
       Authorized - 1,000,000 shares, none issued                                                 -                               -
   Common stock, $0.01 par value
       Authorized - 99,000,000 shares
       Issued and outstanding  17,835,000 and 17,399,000 at
          December 31, 1998 and 1997, respectively                                              178                             174
   Additional paid-in capital                                                                80,109                          78,285
   Accumulated deficit                                                                      (23,132)                        (18,161)
   Foreign currency translation adjustment                                                   (2,138)                           (727)
                                                                                  -----------------              ------------------
                                                                                             55,017                          59,571
   Less: treasury stock, at cost  332,150 shares at December 31, 1997                             -                          (2,159)
                                                                                  -----------------              ------------------
Total stockholders' equity                                                                   55,017                          57,412
                                                                                  -----------------              ------------------
                                                                                           $ 82,829                        $ 76,584
                                                                                  =================              ==================

See accompanying notes.

                              IVI CHECKMATE CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (In Thousands of Dollars, Except for Per Share Amounts)

                                                                              Year Ended December 31
                                                   ------------------------------------------------------------------------------
                                                          1998                         1997                             1996
                                                   -----------------          -------------------              ------------------

Net revenues                                            $107,122                      $92,665                        $ 77,385
Cost of sales                                             65,818                       58,015                          47,378
                                                        --------                      -------                        --------
Gross profit                                              41,304                       34,650                          30,007
                                                        --------                      -------                        --------

Operating expenses:
   Selling, general and administrative                    25,118                       24,769                          20,327
   Research and development                                4,963                        5,603                           4,459
   Depreciation and amortization                           4,153                        2,823                           2,198
   Merger and related costs (Note 10)                     11,334                            -                               -
   Write-off of long-lived assets (Note 10)                1,300                            -                           8,023
                                                        --------                      -------                        --------
                                                          46,868                       33,195                          35,007
                                                        --------                      -------                        --------

Operating income (loss)                                   (5,564)                       1,455                          (5,000)

Other:
   Minority interest                                          53                          448                              20
   Share of equity investee loss                            (342)                           -                            (147)
   Interest income                                           423                          588                             585
   Interest expense                                         (121)                        (110)                            (73)
                                                        --------                      -------                        --------

Income (loss) before income taxes                         (5,551)                       2,381                          (4,615)
Income tax benefit (expense)                                 580                          855                          (5,684)
                                                        --------                      -------                        --------

Net income (loss)                                       $ (4,971)                     $ 3,236                        $(10,299)
                                                        --------                      -------                        --------

Net income (loss) per share:
   Basic                                                  $(0.28)                       $0.19                          $(0.69)
   Diluted                                                $(0.28)                       $0.19                          $(0.69)

Weighted average shares outstanding (000's):
   Basic                                                  17,528                       16,817                          15,011
   Diluted                                                17,528                       17,318                          15,011


See accompanying notes.

                              IVI CHECKMATE CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                    COMMON STOCK                                          FOREIGN
                                   $0.01 PAR VALUE       ADDITIONAL                       CURRENCY                       TOTAL
                                 --------------------     PAID-IN       ACCUMULATED     TRANSLATION     TREASURY      STOCKHOLDERS'
                                  SHARES      AMOUNT      CAPITAL         DEFICIT        ADJUSTMENT       STOCK          EQUITY
                                 --------   ----------  ------------   -------------   --------------  -----------   ---------------
Balance at January 1, 1996        14,578        $146        $62,034        $(11,073)        $   514       $    -        $  51,621
   Comprehensive loss:
      Net loss                         -           -              -         (10,299)              -            -          (10,299)
      Currency translation
         adjustment                    -           -              -               -             (69)           -              (69)
                                                                                                                        ---------
   Comprehensive loss                                                                                                     (10,368)
   Exercise of stock options         380           4          2,588               -               -            -            2,592
   Issuance of common stock        1,443          14          7,513               -               -            -            7,527
   Issuance of common stock on
      acquisition of subsidiary      230           2          1,259               -               -            -            1,261
   Exercise of warrants                -           -              4               -               -            -                4
   Tax benefit related
      to employee stock options        -           -            392               -               -            -              392
                                  ------        ----        -------        --------         -------       ------        ---------

Balance at December 31, 1996      16,631         166         73,790         (21,372)            445            -           53,029
   Comprehensive income:
      Net income                       -           -              -           3,236               -            -            3,236
      Currency translation
         adjustment                    -           -              -               -          (1,172)           -           (1,172)
                                                                                                                        ---------
   Comprehensive income                                                                                                     2,064
   Exercise of stock options         739           7          3,866               -               -            -            3,873
   Issuance of common stock           29           1            409               -               -            -              410
   Purchase of treasury stock          -           -              -               -               -       (2,159)          (2,159)
   Exercise of warrants                -           -              4               -               -            -                4
   Capital dividend                    -           -              -             (25)              -            -              (25)
   Tax benefit related
      to employee stock options        -           -            216               -               -            -              216
                                  ------        ----        -------        --------         -------       ------        ---------

Balance at December 31, 1997      17,399         174         78,285         (18,161)           (727)      (2,159)          57,412
   Comprehensive loss:
      Net loss                         -           -              -          (4,971)              -            -           (4,971)
      Currency translation
         adjustment                    -           -              -               -          (1,411)           -           (1,411)
                                                                                                                        ---------
   Comprehensive loss                                                                                                      (6,382)

   Exercise of stock options         363           4          1,396               -               -            -            1,400
   Issuance of common stock           73           -            333               -               -            -              333
   Sale of treasury stock              -           -             95               -               -        2,159            2,254
                                  ------        ----        -------        --------         -------       ------        ---------

Balance at December 31, 1998      17,835        $178        $80,109        $(23,132)        $(2,138)      $    -        $  55,017
                                  ======        ====        =======        ========         =======       ======        =========

See accompanying notes.

                              IVI CHECKMATE CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                                   Year Ended December 31
                                                     ----------------------------------------------------------------------------
                                                              1998                           1997                       1996
                                                     -------------------           --------------------        ------------------
OPERATING ACTIVITIES
Net income (loss)                                               $ (4,971)                      $  3,236                  $(10,299)
Adjustments to reconcile net income (loss) to net
 cash
   provided by (used) in operating activities:
        Depreciation and amortization                              6,174                          3,682                     2,732
        Minority interest                                            (54)                          (448)                      (20)
        Share of equity investee loss                                342                              -                       147
        Accretion of marketable securities discount                    9                             30                        74
        Deferred income taxes                                     (1,398)                          (554)                    4,214
        Write-off of goodwill                                        630                              -                     6,806
        Product writedown                                              -                              -                     1,217
        Changes in operating assets and liabilities:
             Accounts receivable                                 (11,284)                        (4,931)                    2,720
             Inventories                                           2,181                         (2,541)                   (4,489)
             Refundable income taxes                                 809                           (469)                       99
             Prepaid expenses and other assets                      (423)                           258                      (718)
             Accounts payable and accrued liabilities             10,267                          1,301                       442
             Deferred revenue                                      1,202                           (568)                      986
                                                     -------------------           --------------------        ------------------
Net cash provided by (used in) operating activities                3,484                         (1,004)                    3,911
                                                     -------------------           --------------------        ------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                (3,559)                        (4,156)                   (3,061)
Deferred development costs                                        (4,113)                        (4,186)                   (2,455)
Purchases of investments                                         (10,656)                       (11,673)                  (21,483)
Proceeds from sale of investments                                 14,390                         12,882                    21,293
Purchase of intangible assets                                       (514)                             -                      (990)
Cash acquired on acquisition of subsidiary                             -                              -                       662
Other                                                               (600)                            (8)                      (28)
                                                     -------------------           --------------------        ------------------
Net cash used in investing activities                             (5,052)                        (7,141)                   (6,062)
                                                     -------------------           --------------------        ------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                             3,987                          4,282                    10,123
Borrowings of debt                                                     -                            500                       195
Repayments of debt                                                (1,260)                          (141)                     (747)
Received from minority stockholders                                   20                            411                         -
                                                     -------------------           --------------------        ------------------
Net cash provided by financing activities                          2,747                          5,052                     9,571
                                                     -------------------           --------------------        ------------------

Effect of exchange rate fluctuations on cash                        (723)                          (472)                      (37)
                                                     -------------------           --------------------        ------------------

Net increase (decrease) in cash and cash equivalents                 456                         (3,565)                    7,383
Cash and cash equivalents at beginning of year                     9,390                         12,955                     5,572
                                                     -------------------           --------------------        ------------------
Cash and cash equivalents at end of year                        $  9,846                       $  9,390                  $ 12,955
                                                     -------------------           --------------------        ------------------

Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                     $    121                       $     86                  $     73
                                                     ===================           =====================       ==================
     Cash paid for income taxes                                 $    439                       $    300                  $  1,073
                                                     ===================           ====================        ==================

See accompanying notes.

                              IVI CHECKMATE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

  IVI Checkmate (also "we" and "our") designs, develops and markets point-of-sale payment systems in North and South America. Our automated payment solutions handle electronic payment transactions such as check, debit, credit, smart card and electronic benefits transfer, serving the retail, financial, hospitality, banking, healthcare and transportation industries. The industry in which we operate is subject to rapid change due to the development of new competing technologies and products.

Basis of Presentation

  In June 1998, the operations of International Verifact Inc. ("IVI") and Checkmate Electronics, Inc. ("Checkmate") were combined pursuant to the Combination Agreement ("the Combination"). Under the terms of the Combination, IVI stockholders received, for each IVI common share, either one share of common stock of IVI Checkmate, or one IVI exchangeable share, which can be exchanged at any time for the IVI Checkmate common stock. Checkmate stockholders received
1.2775 shares of IVI Checkmate common stock for each Checkmate common stock and, accordingly, approximately 5,140,000 shares were converted. The Combination was accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements have been restated to reflect the historical results of both companies for all periods presented. Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all exchangeable shares.

  In 1998, we also completed mergers with Plourde Computer Services, Inc. ("Plourde") and Debitek Holdings Limited ("Debitek"). These mergers were also accounted for as a pooling-of-interests and, accordingly, our consolidated financial statements have been restated for all prior periods to give effect to these mergers.

  The consolidated financial statements include the accounts of our subsidiaries: IVI Checkmate Inc. (formerly Checkmate Electronics, Inc.), IVI Checkmate Ltd. (formerly International Verifact Inc.), Plourde, Debitek and 82% owned National Transaction Network, Inc. ("NTN"). In addition, financial statements presented for 1997 also include the consolidation of IVI Ingenico Inc., a 51% owned business venture formed in January 1997. However, in January 1998, we reduced our ownership in IVI Ingenico Inc. to 50%, with a third party owning the other 50% interest. Consequently, the financial statements presented for 1998 reflect a prospective change in accounting policy in accordance with U.S. GAAP, as the investment in IVI Ingenico Inc. was accounted for under the equity method, instead of consolidation. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to our consolidated financial statements.

Foreign Currency Translation

  Our Canadian subsidiary considers the Canadian dollar to be its functional currency. The assets and liabilities of our Canadian operations are translated at year-end rates of exchange and revenues and expenses are translated at the weighted average monthly rates of exchange during the year.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

  Gains and losses resulting from currency translation are accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the determination of net income.

Cash and Cash Equivalents

  Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased, and are stated at cost plus accrued interest which approximates market value.

Investments

  Investments consist of U.S. Treasury bills with maturities greater than three months when purchased and are stated at cost plus accrued interest, which approximate market value. At December 31, 1998 and 1997, investments held were $0 and $3.6 million, respectively.

Inventories

  Inventories are valued at the lower of cost or market using the first-in, first-out method:

                                                           December 31
                                                1998                          1997
                                       ------------------            ------------------
                                                    (In thousands of dollars)

Finished goods                               $ 6,222                       $ 8,302
Work in process                                1,320                           874
Raw materials and supplies                    11,944                        10,898
                                             -------                       -------

                                              19,486                        20,074
Less: obsolescence reserve                    (3,743)                       (1,963)
                                             -------                       -------

                                             $15,743                       $18,111
                                             =======                       =======


Obsolescence expense, including additional charges for product writedown and redundancy (see Note 10) approximated $2.8 million, $393,000 and $1.3 million for the three years ended December 31, 1998, 1997 and 1996, respectively.

Property and Equipment

  Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the related assets (generally three to five years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Property and equipment comprises the following:

                                                           December 31
                                              1998                          1997
                                       ------------------            ------------------
                                                    (In thousands of dollars)
Equipment                                    $ 17,444                       $15,180
Furniture and fixtures                          2,465                         2,554
                                             --------                       -------

                                               19,909                        17,734
Less: accumulated depreciation                (11,685)                       (9,167)
                                             --------                       -------


                                      $  8,224                       $ 8,567
                                      --------                       -------

  Depreciation expense approximated $3.8 million, $2.3 million and $1.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Development Costs

  Costs related to internally developed software for new products and subsequent enhancements are capitalized only after the establishment of technological feasibility. Software development costs incurred prior to achieving technological feasibility are considered research and development expenditures and are expensed as incurred. Capitalized costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the related product (currently not to exceed five years). Amortization expense was approximately $2.1 million, $1.0 million and $780,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Identifiable Intangible Assets

  Identifiable intangible assets consist of costs related to copyrights; patents; trademarks; technology property rights; licensing rights; and non-compete agreements. Such assets are being amortized on a straight-line basis from five to eleven years, with amortization expense of approximately $292,000, $216,000 and $133,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Goodwill

  Goodwill is amortized on a straight-line basis over its useful life, not to exceed 10 years. Amortization expense was approximately $38,000, $75,000 and $19,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Goodwill is written down to its estimated net recoverable amount when it is determined that a permanent impairment in value has occurred. The recoverability of unamortized goodwill is assessed based on an estimate of undiscounted cash flows over the remaining period of amortization for each business to which the goodwill relates.

Revenue Recognition

  Revenues are derived from sales of products and related service agreements. Revenues from hardware product sales are recognized at the time of shipment. Revenue from the sale and installation of proprietary software products are recognized using the percentage of completion method, as the products may require significant customization and modification of the software during installation. Revenues from maintenance agreements are deferred and recognized ratably over the life of the related service agreements.

Deferred Income Taxes

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Such amounts are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

Employee Stock Options

  In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Under Statement 123, we could continue following previously existing accounting rules or adopt a new fair value method of valuing stock-based awards to employees. We have elected to continue following the existing accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for employee stock options. The pro forma effect on the accompanying consolidated statements of operations of reporting under Statement 123 is presented in Note 4.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Earnings Per Share of Common Stock

        In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("Statement 128"), which establishes standards for computing and presenting earnings per share for entities with publicly held common stock. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Potential common stock is not included in the per share calculations where the effect of its inclusion would be anti-dilutive. Statement 128 requires the presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. We adopted Statement 128 in 1997. All earnings (loss) per share amounts for all periods have been presented and, where appropriate, restated to conform to the provisions of Statement 128.

Impact of Recently Issued Accounting Standards

        In 1998, we adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Stockholders' Equity. The adoption of Statement 130 had no impact on total stockholders' equity. Prior year consolidated financial statements have been reclassified to conform to the Statement 130 requirements.

        In 1998, we adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Prior year consolidated financial statements have been reclassified to conform to the Statement 131 requirements.

        In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was released. The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. We are required to implement the statement in the first quarter of fiscal 2000. We have not used derivative instruments and we believe the impact of adoption of this statement will not have significant effect on our financial statements.

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This statement is effective for fiscal years beginning after December 15, 1998. This statement provides guidance on accounting for the cost of computer software developed or obtained for internal use. We adopted this statement on January 1, 1999 and are currently in the process of evaluating its impact.

Reclassifications and Restatements

  Certain reclassifications were made in the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation. In addition, share information and amounts have been restated to reflect the effects of the pooling-of-interests of IVI, Checkmate, Plourde and Debitek.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS

  Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable.

  IVI Checkmate maintains cash and cash equivalents and certain other financial instruments with various financial institutions. Our policy is designed to limit exposure at any one institution.

  We try to maintain a diversity of customers such that total revenues are not dependent on any one customer. In each of 1997 and 1998, no one customer accounted for more than 10% of total revenues, while in 1996, one such customer accounted for 15% of total revenues in that year.

  We perform ongoing credit approvals of our customers. Trade receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. However, losses on receivables have in the past been within our expectations. For the years ended December 31, 1998, 1997 and 1996, we recorded bad debts expense of $226,000, $178,000 and $163,000, respectively.

  The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, accounts payable and bank lines of credit approximate their estimated fair values based on discounted cash flow analyses using current market rates.


3.   BORROWINGS AND OTHER DEBT

  Borrowings and other debt consist of bank lines of credit with a total of $0 and $938,000 outstanding at December 31, 1998 and 1997, respectively. We currently have several lines of credit available to us that expire throughout 1999, with total borrowings available of approximately $5 million at various interest rate terms.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   EQUITY

Exchangeable Shares

  Effective June 25, 1998, as a result of the Combination, IVI stockholders received, for each IVI common share, either one share of common stock of IVI Checkmate or one IVI exchangeable share. Accordingly, 6.0 million exchangeable shares were issued. Each exchangeable share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of IVI Checkmate common stock. As of December 31, 1998, we had 17.8 million shares outstanding, including 5.8 million exchangeable shares still outstanding as of December 31, 1998.

Preferred Stock

  The board of directors of IVI Checkmate is authorized to issue up to 1,000,000 shares of Preferred Stock, par value $.01 per share, in one or more series and to fix the powers, voting rights, designations and preferences of each series. IVI Checkmate designated and issued one share of Series A Preferred Stock and one share of Series B Preferred Stock in connection with the Combination. The one share of Series A Preferred Stock was cancelled as a result of the Combination. The one share of Series B Preferred Stock remains outstanding and does not entitle its holder to any rights to dividends but does entitle its holder to voting rights equivalent to the number of exchangeable shares outstanding from time to time and a $1.00 liquidation preference. On September 16, 1998, the board of directors designated 100,000 shares of Series C Junior Participating Preferred Stock. See "--Stockholder's Rights Plan" below for a description of the Series C Junior Participating Preferred Stock.

Stockholder's Rights Plan

  On September 16, 1998, the board of directors adopted a Stockholder Protection Rights Agreement and, in connection with such agreement, designated 100,000 shares of Series C Junior Participating Preferred Stock. The rights plan committee of the board of directors declared a dividend of one stock purchase right on each outstanding share of common stock and exchangeable share. The right will be exercisable only if a person or group becomes a 15% or more beneficial owner of IVI Checkmate. Each right entitles stockholders to buy one one-thousandth (1/1000th) of a share of the Series C Junior Participating Preferred Stock at an exercise price of $30.00. If certain triggering events occur, the holders of the rights will be able to purchase shares of common stock at a price substantially discounted from the then applicable market price of our common stock. Prior to the time that they become exercisable, the rights are redeemable for one cent per right at the option of the board of directors.

Stock Option Plans

  We reserved 2,500,000 common shares for issuance pursuant to our 1998 Long-Term Incentive Plan and 250,000 common shares for issuance pursuant to our 1998 Director Plan (the "Plans"). The Plans provide for the awarding of non-qualified stock options and director options, to purchase common shares from time to time at our discretion. At December 31, 1998, options totaling 952,000 were issued and outstanding under these Plans.

  In connection with the Combination, in June 1998 we assumed 380,000 and 1,796,000 outstanding options to purchase common stock originally issued under stock option plans of IVI and Checkmate, respectively. In connection with our merger with Plourde, in September 1998 we assumed an additional 370,000 options to purchase common stock that were originally issued and outstanding under Plourde's stock option plan. Upon our assumption of the stock option obligations of IVI, Checkmate and Plourde, no further options were granted under their respective plans. As of December 31, 1998, a total of 4,972,000 shares of common stock are reserved for issuance under various stock option plans, including 2,222,000 options still outstanding under the stock option plans of IVI, Checkmate and Plourde.

                              IVI CHECKMATE CORP.
                   NOTES TO FINANCIAL STATEMENTS (continued)

4.  EQUITY (continued)

Stock Option Plans (continued)

        The following table summarizes stock option plan activities.

                                                                                    Weighted
                                                                                     Average
                                                       Number Of                    Exercise
                                                        Options                       Price
                                                 -----------------           --------------------
                                                        (000's)

Outstanding at January 1, 1996                         2,724                         $7.25
   Granted                                             1,041                          5.89
   Exercised                                            (380)                         6.84
   Canceled                                             (330)                         9.59
                                                 -----------------

Outstanding at December 31, 1996                       3,055                         $6.58
   Granted                                             1,875                          5.93
   Exercised                                            (739)                         5.24
   Canceled                                           (1,504)                         7.73
                                                 -----------------

Outstanding at December 31, 1997                       2,687                         $5.81
   Granted                                             1,152                          6.80
   Exercised                                            (363)                         4.00
   Canceled                                             (302)                         6.69
                                                 -----------------

Outstanding at December 31, 1998                       3,174                         $6.29
                                                 -----------------

Options Exercisable:
   At December 31, 1996                                1,796                         $6.25
   At December 31, 1997                                1,519                         $5.60
   At December 31, 1998                                2,489                         $6.16

  The following table summarizes information concerning options outstanding and exercisable at December 31, 1998:

                                           Options Outstanding                      Options Exercisable
                         ----------------------------------------------------------------------------------
                                                   Weighted
                                                   Average         Weighted                        Weighted
        Range of                                  Remaining        Average                         Average
        Exercise                  Number         Contractual       Exercise         Number         Exercise
         Prices                Outstanding           Life           Price        Exercisable        Price
-----------------------------------------------------------------------------------------------------------
                                 (000's)           (Years)                         (000's)

     $ 1.35 - $ 2.70            368              6.95              $2.67              359          $2.67
     $ 4.65 - $ 6.66            707              3.64              $5.79              707          $5.79
     $ 6.81 - $ 6.85          1,855              7.25              $6.81            1,179          $6.81
     $ 7.05 - $11.55            244              6.74              $9.26              244          $9.26
                         -----------------                                    -----------------
                              3,174                                                 2,489
                         -----------------                                    -----------------

  We have elected to follow APB 25 and related Interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates of approximately 4.5%-6.0%; no dividend yields; volatility factor of the expected market price of our common stock of 35%-60%; and a weighted-average expected life of the options of 1-4 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information, assuming Statement 123 had been adopted, is as follows:

                                                                              Year Ended December 31
                                                             1998                       1997                      1996
                                                    ------------------          ------------------        -----------------
                                                               (In thousands of dollars, except per share amounts)

Pro forma net income (loss)                                $(6,104)                     $1,409                 $(11,916)
Pro forma net income (loss) per share:
     Basic                                                 $ (0.35)                     $ 0.08                 $  (0.79)
     Diluted                                               $ (0.35)                     $ 0.08                 $  (0.79)
Weighted average per share fair value of options
granted                                                    $  2.69                      $ 3.83                 $   5.87

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.   OPERATING LEASES

  We lease certain property and equipment under non-cancelable lease agreements. Rental expense under operating leases was approximately $1.4 million, $1.1 million and $1.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  Future minimum payments under non-cancelable operating leases with terms of one year or more consisted of the following at December 31, 1998:


       1999                                     $1,177
       2000                                      1,164
       2001                                      1,040
       2002                                        380
       2003                                        340
       Thereafter                                  329
                                                ------

       Total future minimum lease payments      $4,430
                                                ======

6.   INCOME TAXES

  For U.S. federal income tax purposes, we had at December 31, 1998 approximately $16.8 million of net operating loss carryforwards available to offset future taxable income. These loss carryforwards began expiring in 1998, and will continue to expire through 2018. Utilization of these net operating loss carryforwards for income tax purposes is subject to certain limitations. Further, the utilization of net operating loss carryforwards to offset future taxable income may be further limited by any future changes in ownership in IVI Checkmate. In addition, we had at December 31, 1998 approximately $7.4 million of Federal and Provincial Canadian undepreciated capital and scientific research and development costs available for deduction in future years with no time limits, and unutilized Canadian scientific research and development income tax credits of approximately $1.6 million, which originated from fiscal years 1989 to 1998. The utilization of these Canadian tax credits are subject to a ten year limitation from the date of original claim and these credits begin to expire in 1999. Furthermore, we had Canadian capital loss carryforward of $500,000 at December 31, 1998 available to offset Federal capital gains in future years with no time limits on its expiration, and $700,000 Provincial non-capital loss carryforward available to offset future Provincial taxable income with an expiration date of fiscal year 2001.

  The valuation allowance consists primarily of the deferred tax benefit of our net operating loss carryforwards in the U.S., due to the uncertainty regarding the utilization of these loss carryforwards in future years.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    INCOME TAXES (continued)

  The provisions for income taxes consist of the following:

                                                                                Year Ended December 31
                                                           1998                           1997                          1996
                                                  -------------------           --------------------           ------------------
                                                                              (In thousands of dollars)

Current income tax benefit (expense):
     Federal                                            $ (703)                      $  256                          $(1,301)
     State                                                (115)                          45                             (151)
                                                  -------------------           --------------------           ------------------
Total current income tax benefit (expense)                (818)                         301                           (1,452)
                                                  -------------------           --------------------           ------------------

Deferred income tax benefit (expense):
     Federal                                               863                         (243)                              (1)
     State                                                 140                          (43)                               -
     Foreign                                               395                          840                           (4,231)
                                                  -------------------           --------------------           ------------------
Total deferred income tax benefit (expense)              1,398                          554                           (4,232)
                                                  -------------------           --------------------           ------------------

Provision for income tax benefit (expense)              $  580                          $ 855                        $(5,684)
                                                  ===================           ====================           ==================


  A reconciliation of the provision of income taxes to the U.S. Federal statutory rate of 34% is as follows:

                                                                                  Year Ended December 31
                                                           1998                            1997                         1996
                                                  -------------------            ---------------------         ------------------
                                                                                (In thousands of dollars)

Tax benefit (expense) at statutory rate                 $ 1,887                         $  (810)                     $ 1,569
State taxes, net of Federal tax benefit (expense)           237                             (95)                         185
Research and development costs                               -                               -                            51

Change in valuation allowance                                -                            2,898                       (4,611)
Tax carryforward items                                       -                           (1,139)                        (236)
Permanent differences                                    (1,544)                              1                       (2,642)
                                                  -------------------            ---------------------         ------------------

Provision for income tax benefit (expense)              $   580                         $   855                      $(5,684)
                                                  ===================           ====================           ==================

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    INCOME TAXES (continued)

  The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets (liabilities) consist of the following:

                                                                         December 31
                                                           1998                               1997
                                                  -------------------               --------------------
                                                              (In thousands of dollars)

Deferred tax assets:
     Asset valuation allowances                        $ 1,396                            $   579
     Deferred revenue                                      780                                452
     Accrued liabilities                                    94                                210
     Investment tax credits                                626                              2,833
     Capital loss carryforwards                             -                                  3
     Net operating loss carryforwards                    7,052                              8,313
     Other                                                 590                                295
                                                  -------------------               --------------------
                                                        10,538                             12,685

Deferred tax liabilities:
     Depreciation                                         (537)                              (661)
     Amortization                                         (388)                            (1,116)
                                                  -------------------               --------------------

                                                         9,613                             10,908
Valuation allowances                                    (6,322)                            (9,015)
                                                  -------------------               --------------------

Net deferred tax assets                                $ 3,291                            $ 1,893
                                                  ===================               ====================


7.  DEFINED CONTRIBUTION BENEFIT PLAN

  We maintain several contributory retirement plans for our U.S. employees which qualify under Section 401(k) of the Internal Revenue Code. Under these plans, participants may contribute a portion of their annual compensation and receive, at management's discretion, matching employer contributions to specified maximum limits.

  Total contributions under these plans that were charged to expense were approximately $214,000, $177,000 and $126,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  NET INCOME (LOSS) PER SHARE

      Net income (loss) per share on a basic and diluted basis as required by Statement 128 is calculated as follows:

                                                                                    Year Ended December 31
                                                                1998                         1997                         1996
                                                         ----------------            ------------------           -----------------
                                                                             (In thousands, except per share amounts)
Net income (loss)                                           $(4,971)                      $ 3,236                    $(10,299)
                                                         ----------------            ------------------           -----------------

Calculation of weighted average shares outstanding
   plus assumed conversions:
        Weighted average basic shares outstanding            17,528                        16,817                      15,011
        Effect of dilutive stock options                        -                           501                           -
                                                         ----------------            ------------------           -----------------
        Weighted average diluted shares outstanding          17,528                        17,318                      15,011
                                                         ----------------            ------------------           -----------------

Basic net income (loss) per share                           $ (0.28)                      $  0.19                    $  (0.69)
                                                         ----------------            ------------------           -----------------
Diluted net income (loss) per share                         $ (0.28)                      $  0.19                    $  (0.69)
                                                         ----------------            ------------------           -----------------


9.  MERGERS, ACQUISITIONS AND ALLIANCES

Mergers

  During 1998, IVI, Checkmate, Plourde and Debitek were merged together in separate transactions that were accounted for as poolings-of-interest. In connection with these mergers, approximately $12.6 million in related costs (see
Note 10) were charged to earnings.

  Separate results of these combined entities for the quarter ended March 31, 1998 (the last quarter of public reporting for IVI and Checkmate), and for the years ended December 31, 1997 and 1996, are as follows:

                    Unaudited
                     Quarter
                      Ended          Years Ended December 31
                    March 31,        -----------------------
                      1998             1997           1996
                    ---------        -------        --------
                           (In thousands of dollars)
Revenues:
  IVI                $13,238         $51,419        $ 35,038
  Checkmate            9,641          33,526          35,104
  Debitek              1,399           5,040           5,211
  Plourde                711           2,680           2,032
                     -------         -------        --------
                     $24,989         $92,665        $ 77,385
                     =======         =======        ========

Net income (loss):
  IVI                $   584         $ 3,507        $(12,936)
  Checkmate              416            (129)          2,555
  Debitek                159            (202)           (100)
  Plourde               (115)             60             182
                     -------         -------        --------
                     $ 1,044         $ 3,236        $(10,299)
                     =======         =======        ========

  There were no significant intercompany transactions between the four companies and no significant conforming accounting adjustments.

Ingenico S.A.

  In December 1996, a global strategic alliance with Ingenico, S.A. ("Ingenico") of Paris, France was formed (see also Note 11--Related Party Transactions). A summary of the terms are:

  . IVI Checkmate received an exclusive right to distribute Ingenico's products in the Americas through 2006;
  . in consideration for a payment of $1.0 million, which has been recorded as an identifiable intangible assets to be amortized over 10 years, IVI Checkmate received an irrevocable, royalty-free, exclusive license to use and incorporate the UNICAPT technology and related intellectual property of Ingenico into the Company's products;
  . joint development of future products to lower manufacturing costs and enhance the universal acceptance of products;
  . establishment of a business venture to become the exclusive distributor of IVI Checkmate and Ingenico products in Latin America; and
  . Ingenico acquired 1,439,000 common shares from IVI Checkmate, which represented an ownership in IVI Checkmate of approximately 9% as of December 31, 1998, for a purchase price of $7.2 million less issuance costs of $339,000.

National Transaction Network, Inc.

  In September 1996, we acquired approximately 84% of the outstanding shares of National Transaction Network, Inc. The purchase price of $1.3 million was satisfied by the issuance of 230,850 shares of common stock of IVI Checkmate. The acquisition was accounted for as a purchase transaction, which resulted in goodwill of $746,000 (see also Note 10).

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.  MERGER COSTS AND OTHER UNUSUAL CHARGES

Year Ended December 31, 1998

  In 1998, we incurred costs pertaining to the combination of IVI and Checkmate and the subsequent mergers of Plourde and Debitek. The description of and the amount of costs incurred in each of these transactions are as follows:

                                                 Combination
                                                 of IVI and             Plourde                 Debitek
                                                  Checkmate             Merger                  Merger                  Total
                                              ----------------   ------------------      ------------------      -----------------
                                                                          (In thousands of dollars)

Professional fees                                $4,007               $  380                    $381                $ 4,768
Closure of facilities in Boulder, Colorado        1,565                   -                       -                   1,565
Write-down of long-lived assets                     -                  1,300                      -                   1,300
Inventory reserve for product redundancy          2,624                   -                       -                   2,624
Other expenses                                    1,699                  274                     404                  2,377
                                              ----------------   ------------------      ------------------      -----------------

Total                                            $9,895               $1,954                    $785                $12,634
                                              ----------------   ------------------      ------------------      -----------------

Professional Fees. Costs consist of fees paid for legal and accounting, financial advisors and other consultants in connection with the corresponding transactions, filing and other regulatory fees, share issuance costs and other stockholder related expenses.

Closure of Facilities in Boulder, Colorado. On the effective date of the Combination, IVI's facilities in Boulder, Colorado were immediately closed, and the operations relocated and combined with Checkmate's operations in Atlanta, Georgia. The Boulder operations employed 52 people as at December 31, 1997, and all were terminated upon closure of the facilities except for 17 people who were transferred to the Atlanta operations. Costs of $1.6 million were incurred for the transfer of operations to Atlanta, facility closure costs, severance costs to terminated employees and employee relocation costs.

Write-down of Long-Lived Assets. NTN was in development of a Windows/NT software platform to improve its market share in the software point-of-sale business. This development, however, was immediately terminated upon the merger with Plourde, which already had a viable and marketable Windows/NT platform. As a result, we wrote off all of NTN's Windows/NT development costs previously deferred, in the amount of $670,000. Furthermore, without a Windows/NT platform, the future profitability of NTN was uncertain, and as a result, we also wrote off entirety the remaining unamortized goodwill of $630,000 related to the acquisition of NTN in 1996.

Inventory Reserve for Product Redundancy. While IVI and Checkmate sold different payment solutions, there were in certain areas a duplication of products that resulted upon the combination of these two companies. Upon completion of the combination, we reviewed and assessed our inventory and determined that, due to product redundancy, a permanent impairment in value in the amount of $2.6 million had resulted.

Other Expenses. Costs include transitional operating costs such as system integration and conversion for accounting and other operational systems, and marketing and other setup costs to reflect a change in the organization's name, logo and business.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.   MERGER COSTS AND OTHER UNUSUAL CHARGES (continued)

Year Ended December 31, 1996

  In 1996, we reviewed the recoverability of unamortized goodwill that arose from the acquisition of Soricon Corporation ("Soricon") in December 1994. The financial results of Soricon subsequent to the acquisition were below anticipated results upon which we based the Soricon purchase price. Soricon did not meet sales targets for its check reader, and costs were much higher than anticipated. As a result, in accordance with our accounting policy, we compared the unamortized goodwill against an estimate of the undiscounted cash flows arising from the business to which the goodwill related, over the remaining amortization period. On the basis of this, we determined that there was a permanent impairment in the carrying value of the goodwill, and wrote off in 1996 the entire unamortized balance of $6.8 million which remained at December 31, 1995 as the estimated net recoverable amount and fair value of this goodwill was zero. These undiscounted cash flows were only sufficient to recover the value of the fixed assets of approximately $655,000 which approximated fair value.

  The alliance agreement entered into with Ingenico in December 1996 required us to incorporate the UNICAPT technology into our products. As a result, in our opinion, certain inventory products became unmarketable and deferred development costs related to these products became unrecoverable. This resulted in a charge of $1.2 million against 1996 earnings.


11.  RELATED PARTY TRANSACTIONS

  In a marketing and distribution agreement that we entered into in December 1996 with Ingenico, we became the exclusive distributor of Ingenico's products in the Americas. Consequently, during 1998 and 1997, we purchased products from Ingenico totaling $6.8 million and $1.7 million, respectively, to satisfy customer demands. At December 31, 1998 and 1997, approximately $2.1 million and $910,000, respectively, of these purchases were still payable.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12.  GEOGRAPHIC SEGMENT DISCLOSURES

  We operate in a single operating segment, the electronic transactions industry. Our revenues, however, are derived primarily from two geographical regions: the U.S. and Canada. Consequently, our organization is managed based on operating decisions made in each of these regions. The following table presents how we, the management of IVI Checkmate, view our company based on revenue, earnings and identifiable assets.

                                                           Year Ended December 31
                                     1998                           1997                          1996
                            -------------------            -------------------           -------------------
                                                         (In thousands of dollars)

Revenue:
   United States                 $ 79,473                        $62,647                      $ 55,113
   Canada                          27,649                         30,018                        22,272
                            -------------------            -------------------           -------------------
                                 $107,122                        $92,665                      $ 77,385
                            -------------------            -------------------           -------------------

Income (loss)
   United States                 $  3,301                        $(2,858)                     $    953
   Canada                           3,769                          4,313                         2,070
                            -------------------            -------------------           -------------------
                                    7,070                          1,455                         3,023
   Corporate:
      Unusual charges              (12,634)                          -                          (8,023)
      Taxes                          580                            855                         (5,684)
      Other                          13                             926                           385
                            -------------------            -------------------           -------------------
                                 $ (4,971)                       $ 3,236                      $(10,299)
                            -------------------            -------------------           -------------------

Identifiable assets:
   United States                 $ 60,341                        $54,176
   Canada                          22,488                         22,408
                            -------------------            -------------------
                                 $ 82,829                        $76,584
                            -------------------            -------------------

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly consolidated financial data for 1998 and 1997 is as follows:

                                                                                        Quarter
                                          -----------------------------------------------------------------------------------------
                                                  First                    Second                      Third              Fourth
                                          ------------------       ------------------          ------------------    --------------
                                                                 (In thousands of dollars, except per share amounts)

1998:
     Net revenues                                $24,989                  $25,748                     $29,928            $26,457
     Gross profit                                  9,596                   10,149                      11,531             10,028
     Merger costs                                      -                   (9,946)                     (1,953)              (735)
     Net income (loss)                             1,044                   (7,209)                        465                729
     Basic net income (loss) per share           $  0.06                  $ (0.41)                    $  0.03            $  0.04
     Diluted net income (loss) per share         $  0.06                  $ (0.41)                    $  0.03            $  0.04

1997:
     Net revenues                                $22,361                  $20,002                     $25,599            $24,703
     Gross profit                                  8,892                    7,085                       9,533              9,140
     Net income (loss)                               865                     (637)                      1,340              1,668
     Basic net income (loss) per share           $  0.05                  $ (0.04)                    $  0.08            $  0.10
     Diluted net income (loss) per share         $  0.05                  $ (0.04)                    $  0.08            $  0.09

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

  Information relating to the directors of IVI Checkmate will be set forth under the captions "Proposal 2--Election of Directors--Nominees" and "--Information Regarding Nominees" in IVI Checkmate's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on May 20, 1999 (the "1999 Proxy
Statement"). Such information is incorporated herein by reference. Information relating to the executive officers of IVI Checkmate is set forth in Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers of IVI Checkmate and beneficial owners of more than 10% of IVI Checkmate's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement. Such information is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.


Item 11.   Executive Compensation.

  Information relating to executive compensation will be set forth under the captions "Proposal 2--Election of Directors--Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement. Such information is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

  Information regarding ownership of IVI Checkmate's Common Stock by certain persons will be set forth under the caption "Stock Ownership" in the 1999 Proxy Statement. Such information is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions.

  Information regarding certain relationships and transactions between IVI Checkmate and certain of its affiliates will be set forth under the caption "Certain Transactions" in the 1999 Proxy Statement. Such information is incorporated herein by reference.


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Consolidated Financial Statements

  The following consolidated financial statements of IVI Checkmate Corp. and Subsidiaries are set forth in Item 8 hereof:

                                                                                                                             Page
                                                                                                                             ----
   Reports of Independent Auditors  ....................................................................................       25
   Consolidated Balance Sheets as of December 31, 1998 and 1997  .......................................................       27
   Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996  .........................       28
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996  ...............       29
   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996  .........................       30
   Notes to Consolidated Financial Statements  .........................................................................       31

2. Financial Statement Schedules

  All schedules to the consolidated financial statements are omitted as they are not required under the related instructions or are inapplicable, or because the required information is included in the consolidated financial statements or related notes thereto.


3. Exhibits

  The following exhibits either (i) are filed herewith or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to such prior filings. Previously filed registration statements and reports which are incorporated herein by reference are identified in the column captioned "SEC Document Reference." IVI Checkmate will furnish any exhibit upon request to John J. Neubert, Executive Vice President Finance and Administration of IVI Checkmate, 1003 Mansell Road, Roswell, Georgia 30076. There is a charge of $.50 per page to cover expenses of copying and mailing.

   Exhibit
     No.                 Description                                 SEC Document Reference
  ----------            -----------                                  ----------------------
     3.1   Certificate of Incorporation of the Company       Exhibit 3.1 to IVI Checkmate's Registration
                                                             Statement on Form S-4  (No. 333-53629)

     3.2   Bylaws of the Company                             Exhibit 3.2 to IVI Checkmate's Registration
                                                             Statement on Form S-4  (No. 333-53629)

     4.1   Specimen Common Stock Certificate                 Exhibit 4.1 to IVI Checkmate's Registration
                                                             Statement on Form S-4  (No. 333-53629)

     4.2   Stockholder Protection Rights Agreement, dated    Exhibit 99.1 to IVI Checkmate's Form 8-K filed on
           as of September 16, 1998, between IVI             October 15, 1998
           Checkmate Corp. and First Union National Bank,
           as Rights Agent (which includes as Exhibit A
           thereto the Form of Rights Certificate and as
           Exhibit B thereto the Form of Certificate of
           Designations, Preferences, Limitations and
           Relative Rights of Series C Junior
           Participating Preferred Stock of IVI Checkmate
           Corp.)

     9.1   Form of Voting and Exchange Trust Agreement       Exhibit 9.1 to IVI Checkmate's Registration
                                                             Statement on Form S-4  (No. 333-53629)

     9.2   Stockholders Agreement by and between             Exhibit 9.2 to IVI Checkmate's Registration
           Ingenico, J. Stanford Spence and Dudley L.        Statement on Form S-4  (No. 333-53629)
           Moore, Jr. dated as of January 16, 1998

    10.1   Combination Agreement dated January 16, 1998,     Exhibit 10.1(a) to Checkmate's Annual Report on Form
           by and among IVI Checkmate Corp.,                 10-K for the year ended December 31, 1997
           International Verifact Inc., Checkmate
           Electronics, Inc. and Future Merger Corporation

    10.2   Form of Plan of Arrangement and Exchangeable      Exhibit 2.2 to IVI Checkmate's Registration
           Share Provisions                                  Statement on Form S-4 (No. 333-53629)

    10.3   Master Alliance Agreement dated December 5,       Exhibit 10.6 to IVI Checkmate's Registration
           1996, between Ingenico, S.A. and International    Statement on Form S-4 (No. 333-53629)
           Verifact Inc.


    10.4   Investment Agreement dated December 5, 1996,      Exhibit 10.10 to IVI Checkmate's Registration
           between Ingenico, S.A. and International          Statement on Form S-4 (No. 333-53629)
           Verifact Inc., as amended by the Amendment to
           Investment Agreement, dated December 17, 1996,
           between Ingenico, S.A. and International
           Verifact Inc.

    10.5   Marketing and Distribution Agreement dated        Exhibit to 10.11 IVI Checkmate's Registration
           December 17, 1996, between Ingenico, S.A.,        Statement on Form S-4 (No. 333-53629)
           International Verifact Inc. and IVI Ingenico
           Inc.

    10.6   Assignment, Assumption and Consent Agreement      Exhibit 10.12 to IVI Checkmate's Registration
           dated as of January 16, 1998 among                Statement on Form S-4 (No. 333-53629)
           International Verifact Inc., Ingenico S.A.,
           and IVI Checkmate Corp.

    10.7   Manufacturing Agreement made as of the 22nd       Exhibit to 10.16 IVI's Registration Statement on
           day of March 1993 between The Surface Mount       Form F-4 (No. 33-84926)
           Technology  Centre Inc. and International
           Verifact Inc.

    10.8   Settlement Agreement dated June 15, 1989, by      Exhibit 10.2 to Checkmate's Registration Statement
           and among Checkmate Electronics, Inc., J.         on Form S-1 (No. 33-67048)
           Stanford Spence, Diane M. Spence, Stanford
           Technologies, Inc., and Dudley L. Moore, Jr.

    10.9*  IVI Checkmate Corp. 1998 Long-Term Incentive      Exhibit 10.5.1 to IVI Checkmate's Registration
           Plan                                              Statement on Form S-4 (No. 333-53629)

   10.10*  IVI Checkmate Corp. 1998 Directors Stock          Exhibit 10.5.2 to IVI Checkmate's Registration
           Option Plan                                       Statement on Form S-4 (No. 333-53629)

   10.11   Latin America Unanimous Shareholders'             Exhibit 10.7 to IVI Checkmate's Registration
           Agreement dated December 17, 1996, between        Statement on Form S-4 (No. 333-53629)
           Ingenico, S.A., International Verifact Inc.
           and IVI Ingenico Inc.

   10.12   Technology License Agreement dated December       Exhibit 10.8 to IVI Checkmate's Registration
           17, 1996, between Ingenico, S.A. and              Statement on Form S-4 (No. 333-53629)
           International Verifact Inc.

   10.13   Joint Development and Procurement Agreement       Exhibit 10.9 to IVI Checkmate's Registration
           dated December 17, 1996, between Ingenico,        Statement on Form S-4 (No. 333-53629)
           S.A. and International Verifact Inc.

   10.14* Amendment No. 1 dated September 16, 1998, to the Agreement filed as Exhibit 10.15

   10.15*  Agreement dated June 25, 1998, between J.
           Stanford Spence and IVI Checkmate Corp.

   10.16*  Management Services Agreement between IVI
           Checkmate, IVI, Checkmate, LBT Investments,
           Inc. and L. Barry Thomson dated as of June 25,
           1998

   10.17* Employment Agreement dated as of June 25, 1998 between International Verifact, Inc. and
           George Whitton

   10.18*  Employment Agreement dated as of January 1,       Exhibit 10.4(f) to Checkmate's Form 10-K for the
           1998, between Checkmate Electronics, Inc. and     period ended December 31, 1997
           John J. Neubert

   10.19*  Employment Agreement dated as of January 1,       Exhibit 10.4(g) to Checkmate's Annual Report on Form
           1998, between Checkmate Electronics, Inc. and     10-K for the year ended December 31, 1997
           Gregory A. Lewis

   10.20 Eleventh Amendment, dated July 16, 1998, to the Lease Agreement filed as Exhibit 10.27

   10.21   Tenth Amendment, dated May 20, 1998, to the
           Lease Agreement filed as Exhibit 10.27

   10.22   Ninth Amendment, dated August 18, 1997, to the    Exhibit 10.1(e) to Checkmate's Annual Report on Form
           Lease Agreement filed as Exhibit 10.27            10-K for the year ended December 31, 1997

   10.23   Eighth Amendment, dated April 1, 1996, to the     Exhibit 10.1(d) to Checkmate's Annual Report on Form
           Lease Agreement filed as Exhibit 10.27            10-K for the year ended December 31, 1996

   10.24   Seventh Amendment, dated January 18, 1996, to     Exhibit 10.1(c) to Checkmate's Annual Report on Form
           the Lease Agreement filed as Exhibit 10.27        10-K for the year ended December 31, 1995

   10.25   Sixth Amendment, dated February 10, 1995, to      Exhibit 10.1(b) to Checkmate's Annual Report on Form
           the Lease Agreement filed as Exhibit 10.27        10-K for the year ended December 31, 1994

   10.26   Fifth Amendment, dated August 16, 1994, to the    Exhibit 10.20 to Checkmate's Annual Report on Form
           Lease Agreement filed as Exhibit 10.27            10-K for the year ended December 31, 1994

   10.27   Lease Agreement dated July 17, 1990, as           Exhibit 10.1 to Checkmate's Registration Statement
           amended, by and between Checkmate Electronics.    on Form S-1 (No. 33-67048)
           Inc. and ASE North Fulton Associates Joint
           Venture, for the premises located at 1011
           Mansell Road, Suite C, Roswell, Georgia 30076

   10.28   Lease Agreement dated the 1st day of May 1986     Exhibit 10.1 to IVI's Registration Statement on Form
           between Markborough Properties Limited and        F-4  (No. 33-84926)
           International Verifact Inc. (Incorporated by
           reference from Exhibit 10.1 to International
           Verifact Inc.'s Registration Statement on Form
           F-4, No. 33-84926)

   10.29   Amending Agreement dated as of the 1st day of     Exhibit 10.2 to IVI's Registration Statement on
           July 1991 between Morgan Mae Enterprises          Form F-4 (No. 33-84926)
           Limited and International Verifact Inc.

   10.30   Assignment, Assumption and Consent Agreement      Exhibit 10.12 to IVI Checkmate's Registration
           dated as of January 16, 1998 among                Statement on Form S-4 (No. 333-53629)
           International Verifact Inc., Ingenico, S.A.,
           and IVI Checkmate Corp.

  10.31**  Agreement dated June 23, 1994 between             Exhibit 10.5 to IVI's Registration Statement on Form
           Celestica Inc. and IVI                            S-4 (No. 33-84926)

  10.32**  Agreement dated March 22, 1993 between The        Exhibit 10.6 to IVI's Registration Statement on Form
           Surface Mount Technology Centre Inc. and IVI      S-4 (No. 33-84926)

  10.33**  Agreement dated May 12, 1993 between Nikom        Exhibit 10.7 to IVI's Registration Statement on Form
           Electronics Corporation and IVI                   S-4 (No. 33-84926)

  10.34**  Agreement dated May 1, 1994 between Royal Bank    Exhibit 10.10 to IVI's Registration Statement on
           of Canada and IVI                                 Form S-4 (No. 33-84926)

    21.1   Subsidiaries of Registrant

    23.1   Consent of Ernst & Young LLP

    23.2   Consent of Coopers & Lybrand

    24.1   Powers of Attorney

      27   Financial Data Schedule (to be filed
           electronically)

____________

*  Compensatory management agreement
** Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406(b)(2) under the Securities Act of 1933, as amended. In accordance with Rule 406(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission

(b) Reports on Form 8-K

     IVI Checkmate filed the following Current Reports on Form 8-K during the fourth quarter ended December 31, 1998:

     . On October 1, 1998, IVI Checkmate filed a Current Report on Form 8-K regarding Item 5, Other Events, and Item 7, Financial Statements and Exhibits, related to the Combination;

     . On October 13, 1998, IVI Checkmate filed a Current Report dated on Form 8-K/A regarding Item 2, Acquisition or Disposition of Assets, amending a Current Report on Form 8-K dated July 9, 1998 to reflect the proper commission file number;

     . On October 15, 1998, IVI Checkmate filed a Current Report on Form 8-K/A regarding Item 7, Financial Statements and Exhibits, amending a Current Report on Form 8-K dated October 1, 1998 to reflect the proper commission file number; and

     . On October 15, 1998, IVI Checkmate filed a Current Report on Form 8-K regarding Item 5 announcing the declaration of a dividend payable in the form of the rights under IVI Checkmate's Stockholder Protection Rights Agreement.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                    IVI CHECKMATE CORP.

                                         /s/   L. BARRY THOMSO
                                         ----------------------
                                    By:    L. Barry Thomson
                                        President and Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.

           Signature                               Title
----------------------------------  --------------------------------------

       /s/  L. BARRY THOMSON        President, Chief Executive Officer and
----------------------------------  Director
            L. Barry Thomson


       /s/  J. STANFORD SPENCE      Chairman of the Board
----------------------------------
            J. Stanford Spence


            GEORGE WHITTON*         Vice Chairman of the Board
----------------------------------
            George Whitton


            GERARD COMPAIN*         Director
----------------------------------
            Gerard Compain


       /s/  GREGORY A. LEWIS        Director
----------------------------------
            Gregory A. Lewis


            PAUL W. NOBLETT*        Director
----------------------------------
            Paul W. Noblett


            BERTIL D. NORDIN*       Director
----------------------------------
            Bertil D. Nordin


            GARETH OWEN*            Director
----------------------------------
            Gareth Owen


            PETER E. ROODE*         Director
----------------------------------
            Peter E. Roode


        /s/ JOHN J. NEUBERT         Executive Vice President-Finance and
----------------------------------  Administration, Chief Financial Officer,
            John J. Neubert         Treasurer and Secretary


*By: /s/ JOHN J. NEUBERT
     -------------------
    John J. Neubert
    as attorney-in-fact