Form 10-Q
period 1999-03-31
IVI CHECKMATE CORP
filed 1999-05-07
CIK 1057207

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1999

                                       OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the Transition Period from ________ to ________

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

                               -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                         Outstanding at May 5, 1999
           -----                         --------------------------
Common Stock, $0.01 par value                18,114,140 shares

                              IVI CHECKMATE CORP.
                         Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1999

                               Table of Contents
                               -----------------

                                                                                                 Page
PART I.   FINANCIAL INFORMATION                                                                 Number
                                                                                                ------
Item 1    Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets  March 31, 1999
                  and December 31, 1998                                                            3

          Condensed Consolidated Statements of Operations  Three Months
                  Ended March 31, 1999 and 1998                                                    4

          Condensed Consolidated Statements of Cash Flows  Three Months
                  Ended March 31, 1999 and 1998                                                    5

          Notes to Condensed Consolidated Financial Statements - March 31, 1999                    6

Item 2    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              9

Item 3    Quantitative and Qualitative Disclosure of Market Risk                                  12


PART II.   OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K                                                       13

SIGNATURES                                                                                        14

INDEX OF EXHIBITS                                                                                 15

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                              IVI CHECKMATE CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In Thousands of U.S. Dollars Except Per Share Data)

                                                                             March 31,               December 31,
                                                                               1999                     1998
                                                                          -------------           ----------------
                                                                           (Unaudited)
                                                 ASSETS
Current assets:
   Cash and cash equivalents                                                 $  6,140                 $  9,846
   Accounts receivable, net                                                    24,813                   31,820
   Inventories                                                                 21,439                   15,743
   Deferred tax asset                                                           5,044                    4,060
   Prepaid expenses and other assets                                            1,092                    1,581
                                                                             --------                 --------
        Total current assets                                                   58,528                   63,050

Property and equipment, net                                                     8,387                    8,224
Deferred development costs, net                                                11,087                   10,150
Identifiable intangible assets, net                                             1,258                    1,320
Other assets                                                                       69                       85
                                                                             --------                 --------
Total assets                                                                 $ 79,329                 $ 82,829
                                                                             --------                 --------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                  $ 21,312                 $ 24,169
   Deferred revenue                                                             3,026                    2,805
   Other                                                                           12                       51
                                                                             --------                 --------
        Total current liabilities                                              24,350                   27,025

Deferred tax liability                                                            769                      769
Minority interest                                                                  14                       18
                                                                             --------                 --------
Total liabilities                                                              25,133                   27,812
                                                                             --------                 --------

Stockholders' Equity
   Common stock, $0.01 par value                                                  181                      178
   Additional paid-in capital                                                  81,263                   80,109
   Retained deficit                                                           (25,428)                 (23,132)
   Foreign currency translation adjustments                                    (1,820)                  (2,138)
                                                                             --------                 --------
        Total stockholders' equity                                             54,196                   55,017
                                                                             --------                 --------
Total liabilities and stockholders' equity                                   $ 79,329                 $ 82,829
                                                                             --------                 --------


See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In Thousands of U.S. Dollars Except Share and Per Share Data)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                  --------------------------------------------
                                                                           1999                     1998
                                                                  -------------------      -------------------

Net revenues                                                                  $15,110                  $24,989
Cost of goods sold                                                              9,388                   15,392
                                                                              -------                  -------
Gross profit                                                                    5,722                    9,597
                                                                              -------                  -------

Operating expenses:
   Selling, general and administrative                                          6,560                    5,843
   Research and development                                                     1,236                    1,457
   Depreciation and amortization                                                1,155                    1,053
                                                                              -------                  -------
                                                                                8,951                    8,353
                                                                              -------                  -------

Operating income (loss)                                                        (3,229)                   1,244
Interest and other income (expense)                                               (51)                      40
                                                                              -------                  -------

Income (loss) before income taxes                                              (3,280)                   1,284
Income tax benefit (expense)                                                      984                     (240)
                                                                              -------                  -------

Net income (loss)                                                             $(2,296)                 $ 1,044
                                                                              -------                  -------

Net income (loss) per share:
   Basic                                                                       $(0.13)                 $  0.06
                                                                              -------                  -------
   Diluted                                                                     $(0.13)                 $  0.06
                                                                              -------                  -------

Weighted average number
   of shares outstanding (000's):
   Basic                                                                       18,071                   17,178
                                                                              -------                  -------
   Diluted                                                                     18,071                   17,863
                                                                              -------                  -------


See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of U.S. Dollars)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                  --------------------------------------------
                                                                           1999                     1998
                                                                  -------------------      -------------------

Operating activities:
   Net income (loss)                                                          $(2,296)                 $ 1,044
   Depreciation and amortization                                                1,398                    1,263
   Deferred income taxes and other                                               (873)                     (18)
   Change in non-cash working capital                                            (777)                  (1,730)
                                                                              -------                  -------
Net cash provided by operating activities                                     $(2,548)                 $   559
                                                                              -------                  -------

Investing activities:
   Purchases of property and equipment                                           (833)                    (568)
   Deferred development costs                                                  (1,481)                    (996)
   Purchase of intangible assets                                                   (2)                    (314)
   Other                                                                          (81)                     (99)
                                                                              -------                  -------
Net cash used in investing activities                                          (2,397)                  (1,977)
                                                                              -------                  -------

Financing activities:
   Proceeds from issuance of common stock                                       1,158                    2,771
   Other                                                                          (42)                    (500)
                                                                              -------                  -------
Net cash provided by financing activities                                       1,116                    2,271
                                                                              -------                  -------
Effect of exchange rate fluctuations on cash                                      123                       59
                                                                              -------                  -------

Net decrease in cash and cash equivalents                                      (3,706)                     912
Cash and cash equivalents at beginning of period                                9,846                    9,390
                                                                              -------                  -------
Cash and cash equivalents at end of period                                    $ 6,140                  $10,302
                                                                              -------                  -------


See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular amounts in thousands of U.S. dollars, except per share data)
                                  (Unaudited)

                                 March 31, 1999


1. Basis of Presentation

On June 25, 1998, IVI Checkmate Corp. (the "Company") was formed through the combination of International Verifact Inc. and Checkmate Electronics, Inc., which was accounted for as a pooling-of-interests. These condensed consolidated financial statements have been restated to reflect the historical results of both companies for all periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our audited financial statements for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other interim period.


2.  Inventories

Inventories are summarized by class as follows:

                                                             March 31,           December 31,
                                                                1999                 1998
                                                         ----------------     ----------------

        Finished goods                                            $10,511              $ 6,222
        Work in process                                             1,244                1,320
        Raw materials and supplies                                 13,307               11,944
                                                                  -------              -------
            Gross inventories                                      25,062               19,486

        Less obsolescence reserves                                 (3,623)              (3,743)
                                                                  -------              -------
        Total                                                     $21,439              $15,743
                                                                  -------              -------

3. Net Income (Loss) Per Share

Net income (loss) per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:

                                                                                Three Months Ended
                                                                                    March 31,
                                                                  --------------------------------------------
                                                                           1999                    1998
                                                                  -------------------      -------------------

Net income (loss)                                                             $(2,296)                 $ 1,044
                                                                              -------                  -------

Calculation of weighted average shares
   outstanding plus assumed conversions (000's):
       Weighted average basic shares outstanding                               18,071                   17,178
       Effect of dilutive stock options                                             -                      685
                                                                              -------                  -------
       Weighted average diluted shares outstanding                             18,071                   17,863
                                                                              -------                  -------

Basic net income (loss) per share                                             $ (0.13)                 $  0.06
                                                                              -------                  -------
Diluted net income (loss) per share                                           $ (0.13)                 $  0.06
                                                                              -------                  -------

Due to our net loss for the quarter ended March 31, 1999, the amounts reported for basic and diluted in that period are the same. Stock options in the amount of 3,386,000 could potentially dilute basic earnings per share in the future and were not included in the computation of diluted EPS because they would have been anti-dilutive for the quarter ended March 31, 1999.


4. Geographic Information

                                                                                Three Months Ended
                                                                                     March 31,
                                                                  --------------------------------------------
                                                                           1999                     1998
                                                                  -------------------      -------------------
Revenue:
     United States                                                            $10,091                  $18,913
     Canada                                                                     5,019                    6,076
                                                                              -------                  -------
                                                                              $15,110                  $24,989
                                                                              -------                  -------
Income (loss):
     United States                                                            $(3,623)                 $   478
     Canada                                                                       394                      766
                                                                              -------                  -------
                                                                               (3,229)                   1,244
     Corporate:
         Taxes                                                                    984                     (240)
         Other                                                                    (51)                      40
                                                                              -------                  -------
                                                                              $(2,296)                 $ 1,044
                                                                              -------                  -------

                                                                             March 31,              December 31,
                                                                               1999                    1998
                                                                       -------------------      ------------------
Identifiable assets:
     United States                                                            $58,593                  $60,341
     Canada                                                                    20,736                   22,488
                                                                              -------                  -------
                                                                              $79,329                  $82,829
                                                                              -------                  -------

5. Comprehensive Income

Total comprehensive income (loss), which consists of net income and foreign currency translation adjustments, was $(2.0) million and $2.3 million for the three months ended March 31, 1999 and 1998, respectively.


6. Subsequent Event

In April 1999, the acquisition of the net assets of the financial systems point-of-sale business of DataCard Corporation was completed for approximately $8,052,000. The purchase price was satisfied through the issuance of (i) 894,663 shares of Series D Preferred Stock of IVI Checkmate Corp., par value $0.01 per share with 9% cumulative dividends, and (ii) a warrant to purchase 200,000 shares of Common Stock of IVI Checkmate Corp. at $6.00 per share on the third anniversary date of the acquisition. The acquisition will be accounted for as a purchase transaction.

On or about April 30, 1999, we filed a lawsuit against Samsung Display Devices, Inc. and Samsung Display Devices Co., Ltd. ("Samsung") in the State Court of Fulton County, Georgia, Civil Action No. 99-vs-152587J. The lawsuit seeks damages in excess of $5 million for Samsung's failure to deliver in a timely and/or working fashion components essential to our e/N/-Touch 1000(R) product. Samsung's failure to deliver working components and its failure to deliver the components in the time-frame promised has caused us substantial damages, including lost profits, which we intend to recover through this action.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The following discussion contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. We caution that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, dependence on limited suppliers and manufacturers of component parts of its products; rapid and significant technological developments that could delay the introduction of improvements in existing products or of new products; any dependencies on any proprietary technologies (which may be independently developed by competitors); dependence on a small number of large retail and bank customers; potential fluctuation in financial results as a result of any inability to make sales to large customers as well as the volume and timing of bookings received during a quarter and variations in sales mix; competition from existing companies as well as new market entrants; dependence on key personnel; and other risk factors that are contained in documents that we file with the U.S. Securities and Exchange Commission.

Results of Operations - Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998 (tabular amounts in thousands of U.S. dollars)

     The following table sets forth certain items derived from our consolidated statements of operations:

                                                                             Three Months Ended
                                                                                  March 31,
                                                       ------------------------------------------------------------
                                                                    1999                             1998
                                                       ---------------------------      ---------------------------
                                                               Amount          %                Amount          %
                                                       ---------------------------      ---------------------------

Revenues:
   Electronic funds transfer                                 $10,448          69 %            $17,060          68 %
   Check reader                                                2,343          16                5,486          22
   Professional services                                       2,319          15                2,443          10
                                                             -------         ---              -------         ---
                                                              15,110         100               24,989         100
Cost of sales                                                  9,388          62               15,392          62
                                                             -------         ---              -------         ---
Gross profit                                                   5,722          38                9,597          38
                                                             -------         ---              -------         ---

Operating expenses:
   Selling, general and administrative                         6,560          43                5,843          23
   Research and development                                    1,236           8                1,457           6
   Depreciation and amortization                               1,155           8                1,053           4
                                                             -------         ---              -------         ---
                                                               8,951          59                8,353          33
                                                             -------         ---              -------         ---

Operating income (loss)                                       (3,229)        (21)               1,244           5
Interest and other income                                        (51)          -                   40           -
                                                             -------         ---              -------         ---

Income (loss) before income taxes                             (3,280)        (21)               1,284           5
Income tax benefit (expense)                                     984           6                 (240)         (1)
                                                             -------         ---              -------         ---

Net income (loss)                                            $(2,296)       (15)%             $ 1,044          4 %
                                                             -------         ---              -------         ---

     Any trends that may be derived from the above tables are not necessarily indicative of the Company's future operations.

     Total revenues decreased 40% from $25.0 million for the three months ended March 31, 1998 to $15.1 million for the three months ended March 31, 1999. The decrease in total revenues was attributed to: (1) a temporary halt in shipments of our eN-Touch 1000 terminals in order to carry out certain technical changes; and (2) excess inventory of our products, primarily check readers, that were owned by value-added resellers that resulted in these resellers placing fewer orders in the quarter for our products.

     Cost of sales decreased 39% from $15.4 million for the three months ended March 31, 1998 to $9.4 million for the three months ended March 31, 1999 due to a 40% decline in sales in 1999. As a percentage of revenues, cost of sales were constant at 62% for the three months ended March 31, 1999 and 1998.

     Selling, general and administrative expenses increased 12% from $5.8 million for the three months ended March 31, 1998 to $6.6 million for the three months ended March 31, 1999, but were consistent with the average quarterly expenses in the last half of fiscal 1998, which reflected the mergers made during 1998. As a percentage of revenues, these expenses for the three months ended March 31, 1999 and 1998 were 43% and 23%, respectively. The increase in the percentage in 1999 was the result of a 40% decline in revenue.

     Gross research and development expenditures increased 10% from $2.4 million in the three months ended March 31, 1998 to $2.7 million in the three months ended March 31, 1999. The increase in expenditures is reflective of our business strategy of improving our software capabilities. With this shift in expenditures towards software development, a higher proportion of these costs were capitalized in accordance with generally accepted accounting principles. Consequently, net research and development expenses were $1.2 million for the three months ended March 31, 1999, as compared to $1.4 million in the same period in 1998. A summary of our research and development efforts is as follows:


                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            1999        1998
                                                           ------      ------
Gross research and development expenditures                $2,717      $2,453
Capitalized software development costs                      1,481         996
                                                           ------      ------

Net research and development expense                        1,236       1,457
Amortization of previously capitalized costs                  631         469
                                                           ------      ------

Total expense                                              $1,867      $1,926
                                                           ------      ------

Research and development, as a percent of revenues:
     Gross expenditures                                      18.0%        9.8%
     Net expense                                              8.2%        5.8%
     Total expense                                           12.4%        7.7%


     Our effective tax rates for the three months ended March 31, 1999 and 1998 were 30% and 19%, respectively, which were below the statutory rate due to utilization of tax losses from previous years.

     As a result of the above factors, we recorded a net loss for the three months ended March 31, 1999 of $2.3 million compared to a net profit of $1.0 million for the three months ended March 31, 1998.

Liquidity and Capital Resources

     Our primary operating cash needs include the payment of salaries, payment to suppliers, office rent and travel expenses, other general and administrative expenses, as well as capital expenditures and research and development. We have historically financed these expenditures, as well as acquisitions, with cash flow from operations and issuances of equity securities.

     We had working capital of $34.2 million (including $6.1 million in cash and cash equivalents) at March 31, 1999 as compared to working capital of $36.0 million (including $9.8 million in cash and cash equivalents) at December 31, 1998.

     During the three months ended March 31, 1999, net cash of $2.5 million was used in operating activities, primarily due to a significant decline in revenue, which resulted in (1) profit margins that failed to cover operating expenses, and (2) an increase in inventory.

     Net cash used in investing activities of $2.4 million for the three months ended March 31, 1999 consisted primarily of purchases of equipment and software development expenditures. At March 31, 1999, we did not have any commitment for material capital expenditures in the remainder of the year.

     Net cash provided by financing activities of $1.1 million for the three months ended March 31, 1999 consisted primarily of issuances of capital stock in connection with exercises of stock options.

     Cash at our Canadian division, which is held in local currency for normal operating needs, is subject to currency fluctuation. During the three months ended March 31, 1999, the Canadian dollar strengthened against the U.S. dollar. Consequently, the translation of cash held by our Canadian division into U.S. dollar equivalence, generated an economic benefit of $123,000.

     At March 31, 1999, we have a total of $5 million available under lines of credit under which there were no borrowings outstanding. An additional $5 million unsecured line of credit was arranged in April 1999.

     We believe that our working capital position at March 31, 1999, together with anticipated future cash flows from operations and the borrowings available under our revolving credit lines, will be sufficient to meet our cash operating needs for the remainder of the year. Nevertheless, as a result of timing of cash receipts and cash payments, it may be necessary to temporarily borrow against our lines of credit.

Year 2000

     We have developed a Year 2000 Readiness Plan. This plan addresses three main areas: (1) our hardware and software products; (2) third party technology systems; and (3) internal operating systems (including our accounting, payables and invoicing operations). We believe that the taskforce that we have created to oversee this process and report periodically to our Board of Directors has appropriate plans in place to ensure our timely Year 2000 readiness.

     Our Year 2000 efforts have not materially changed during the quarter ended March 31, 1999, from the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 1998, and are ongoing. Our overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While we anticipate continuity of our business activities, that continuity will be dependent upon our ability, as well as the ability of third parties with whom we rely on directly or indirectly, to be Year 2000 compliant.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk
         ------------------------------------------------------

     There has been no material change during the quarter ended March 31, 1999, from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits.  The following exhibits are filed as part of this report:
     ---------

Exhibit Number           Description
--------------           -----------

      27                 Financial Data Schedule



(b)  Reports on Form 8-K.
     --------------------

     We filed a Form 8-K on March 17, 1999 to report that our forecast showed that earnings for the three months ended March 31, 1999 will be below expectations.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IVI CHECKMATE CORP.
                                            (Registrant)



Date:  May 5, 1999                      /s/ L. Barry Thomson
                                        --------------------
                                        L. Barry Thomson
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)



Date:  May 5, 1999                      /s/ John J. Neubert
                                        -------------------
                                        John J. Neubert
                                        Chief Financial Officer and
                                        Senior Vice President
                                        (Principal Financial Officer)

                               INDEX OF EXHIBITS


 Exhibit
   No.     Description
 -------   -----------

   27      Financial Data Schedule