Form 10-Q
period 1999-06-30
IVI CHECKMATE CORP
filed 1999-08-09
CIK 1057207

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No ______
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                             Outstanding at August 5, 1999
-----------------------------------         -----------------------------
  Common Stock, $0.01 par value                    18,114,233 shares

                              IVI CHECKMATE CORP.
                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 1999

                               Table of Contents
                               -----------------

                                                                                                        Page
PART I.   FINANCIAL INFORMATION                                                                        Number
                                                                                                       ------
Item 1            Condensed Consolidated Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets - June 30, 1999
                  and December 31, 1998                                                                   3

                  Condensed Consolidated Statements of Operations - Three and
                  Six Months Ended June 30, 1999 and 1998                                                 4

                  Condensed Consolidated Statements of Cash Flows - Six Months
                  Ended June 30, 1999 and 1998                                                            5

                  Notes to Condensed Consolidated Financial Statements - June 30, 1999                    6

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     9

Item 3            Quantitative and Qualitative Disclosure of  Market Risk                                12

PART II.   OTHER INFORMATION

Item 1            Legal Proceedings                                                                      13

Item 2            Changes in Securities and Use of Proceeds                                              13

Item 4            Submission of Matters to a Vote of Security Holders                                    13

Item 6            Exhibits and Reports on Form 8-K                                                       14

SIGNATURES                                                                                               15

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                              IVI CHECKMATE CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In Thousands of U.S. Dollars Except Per Share Data)

                                                                         June 30,               December 31,
                                                                           1999                     1998
                                                                     ---------------          ---------------
                                                                       (Unaudited)
                                        ASSETS
Current assets:
   Cash and cash equivalents                                             $     8,101            $       9,846
   Accounts receivable, net                                                   28,104                   31,820
   Inventories                                                                23,355                   15,743
   Deferred tax asset                                                          6,434                    4,060
   Prepaid expenses and other assets                                           1,716                    1,581
                                                                     ---------------          ---------------
        Total current assets                                                  67,710                   63,050

Property and equipment, net                                                   10,049                    8,224
Deferred development costs, net                                               11,889                   10,150
Identifiable intangible assets, net                                            1,202                    1,320
Other assets                                                                     152                       85
                                                                     ---------------          ---------------
Total assets                                                             $    91,002            $      82,829
                                                                     ---------------          ---------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                              $    28,572            $      24,169
   Deferred revenue                                                            2,582                    2,805
   Other                                                                          12                       51
                                                                     ---------------          ---------------
        Total current liabilities                                             31,166                   27,025

Deferred tax liability                                                           769                      769
Minority interest                                                                 11                       18
                                                                     ---------------          ---------------
Total liabilities                                                             31,946                   27,812
                                                                     ---------------          ---------------

Stockholders' Equity
   Common stock, $0.01 par value                                                 181                      178
   Preferred stock, Convertible Series D, $0.01 par value                          9                        -
   Additional paid-in capital                                                 88,915                   80,109
   Retained deficit                                                          (28,670)                 (23,132)
   Foreign currency translation adjustments                                   (1,379)                  (2,138)
                                                                     ---------------          ---------------
        Total stockholders' equity                                            59,056                   55,017
                                                                     ---------------          ---------------
Total liabilities and stockholders' equity                               $    91,002            $      82,829
                                                                     ---------------          ---------------

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands of U.S. Dollars Except Share Amounts)
                                  (Unaudited)

                                              Three Months Ended                             Six Months Ended
                                                   June 30,                                      June 30,
                                  ----------------------------------------      ----------------------------------------
                                         1999                   1998                   1999                   1998
                                  -----------------      -----------------      -----------------      -----------------
Net revenues                              $  28,633           $     25,748           $     43,743           $     50,737
Cost of sales                                22,212                 15,599                 31,599                 30,991
                                  -----------------      -----------------      -----------------      -----------------
Gross margin                                  6,421                 10,149                 12,144                 19,746
                                  -----------------      -----------------      -----------------      -----------------

Operating expenses:
   Selling, general and
      administrative                          8,547                  6,037                 15,108                 11,880
   Research and development                     998                  1,286                  2,234                  2,744
   Depreciation and amortization              1,403                  1,091                  2,558                  2,143
   Merger and restructuring costs                 -                  9,895                      -                  9,895
                                  -----------------      -----------------      -----------------      -----------------
                                             10,948                 18,309                 19,900                 26,662
                                  -----------------      -----------------      -----------------      -----------------

Operating loss                               (4,527)                (8,160)                (7,756)                (6,916)
Interest and other                             (105)                   (33)                  (156)                     7
                                  -----------------      -----------------      -----------------      -----------------

Loss before taxes                            (4,632)                (8,193)                (7,912)                (6,909)
Income tax benefit                            1,390                    983                  2,374                    743
                                  -----------------      -----------------      -----------------      -----------------

Net loss                                  $  (3,242)          $     (7,210)          $     (5,538)          $     (6,166)
                                  -----------------      -----------------      -----------------      -----------------

Weighted average number
   of shares outstanding (000's):
   Basic                                     18,114                 17,560                 18,093                 17,370
   Diluted                                   18,114                 17,560                 18,093                 17,370

Loss Per Share:
   Basic                                  $   (0.18)          $      (0.41)          $      (0.31)          $      (0.35)
                                  -----------------      -----------------      -----------------      -----------------
   Diluted                                $   (0.18)          $      (0.41)          $      (0.31)          $      (0.35)
                                  -----------------      -----------------      -----------------      -----------------

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands of U.S. Dollars)
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                  --------------------------------------------
                                                                          1999                     1998
                                                                  -------------------      -------------------
Operating activities:
   Net loss                                                               $    (5,538)            $     (6,166)
   Depreciation and amortization                                                3,112                    2,965
   Deferred income taxes and other                                             (2,279)                     (44)
   Change in non-cash working capital                                           6,761                    3,422
                                                                  -------------------      -------------------
Net cash provided by operating activities                                       2,056                      177
                                                                  -------------------      -------------------

Investing activities:
   Purchases of property and equipment                                         (2,147)                    (957)
   Deferred development costs                                                  (2,920)                  (2,273)
   Purchase of intangible assets                                                   (2)                    (510)
   Other                                                                         (125)                    (130)
                                                                  -------------------      -------------------
Net cash used in investing activities                                          (5,194)                  (3,870)
                                                                  -------------------      -------------------

Financing activities:
   Proceeds from issuance of common stock                                       1,158                    3,135
   Other                                                                          (43)                    (196)
                                                                  -------------------      -------------------
Net cash provided by financing activities                                       1,115                    2,939
                                                                  -------------------      -------------------

Effect of exchange rate fluctuations on cash                                      278                     (520)
                                                                  -------------------      -------------------

Net decrease in cash and cash equivalents                                      (1,745)                  (1,274)
Cash and cash equivalents at beginning of period                                9,846                    9,390
                                                                  -------------------      -------------------
Cash and cash equivalents at end of period                                $     8,101             $      8,116
                                                                  -------------------      -------------------

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (Tabular amounts in thousands of U.S. dollars, except share amounts)
                                  (Unaudited)

                                 June 30, 1999


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our audited financial statements for the year ended December 31, 1998. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other interim period.

In these consolidated financial statements, comparative amounts shown for 1998 have been restated to retroactively reflect the business combinations of Plourde Computer Services in September 1998 and Debitek Holdings Ltd. in December 1998, which have been accounted for as pooling-of-interests.

2.  Mergers and Acquisitions

Effective April 1, 1999, the Company purchased the assets of the Financial Systems division of DataCard Corporation. These acquired assets consisted of $3.5 million in accounts receivable, $2.6 million in inventories and $1.2 million in property and equipment. In consideration for these assets, the Company issued approximately $7.3 million in convertible preferred stock (see also Note 4). These assets have been reflected in the Company's financial position as at June 30, 1999.

3.  Inventories

Inventories are summarized by class as follows:

                                                  June 30,           December 31,
                                                    1999                 1998
                                               --------------       --------------
        Finished goods                                $11,516              $ 6,222
        Work in process                                 3,157                1,320
        Raw materials and supplies                     14,403               11,944
                                               --------------       --------------
        Gross inventories                              29,076               19,486

        Less obsolescence reserves                     (5,721)              (3,743)
                                               --------------       --------------
        Total                                         $23,355              $15,743
                                               ==============       ==============

4.  Preferred Stock

In April 1999, the Company issued 894,663 shares of Series D, par value $0.01, preferred stock to DataCard Corporation in consideration for the assets of the Financial Systems division of DataCard. Terms of the preferred stock includes dividends, which will accrue annually at a rate of nine percent (9%) per annum, and a convertability clause that would provide for the conversion of preferred stock into common stock on a one-for-one basis beginning on the third anniversary of April 1, 1999 and continuing until the fifth anniversary of April 1, 1999. If the holder of the Series D preferred stock does not elect to convert to common stock by the fifth anniversary of April 1, 1999, then, beginning on the first day after the fifth anniversary of April 1, 1999 and continuing sixty days thereafter, the Company must either (a) convert the Series D preferred stock to common stock, on the basis of one (1) share of common stock for one (1) share of Series D preferred stock and one (1) share of common stock for each nine dollars ($9.00) of dividends accrued and unpaid through the date of conversion or (b) redeem the principal amount of the Series D preferred stock ($9.00 per share) and all dividends accrued and unpaid through the date of payment, in cash.


5.  Net Income (Loss) Per Share

Net income (loss) per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                          June 30,
                                                        ---------------------------       -------------------------
                                                              1999             1998            1999           1997
                                                        ----------       ----------       ----------     ----------
Net loss                                                $   (3,242)      $   (7,210)      $   (5,538)    $   (6,166)
                                                        ----------       ----------       ----------     ----------

Calculation of weighted average shares
   outstanding plus assumed conversions (000's):
       Weighted average basic shares outstanding            18,114           17,560           18,093         17,370
       Effect of dilutive stock options                          -                -                -              -
                                                        ----------       ----------       ----------     ----------
       Weight average diluted shares outstanding            18,114           17,560           18,093         17,370
                                                        ----------       ----------       ----------     ----------

Basic net loss per share                                $    (0.18)      $    (0.41)      $    (0.31)    $    (0.35)
                                                        ----------       ----------       ----------     ----------

Diluted net loss per share                              $    (0.18)      $    (0.41)      $    (0.31)    $    (0.35)
                                                        ----------       ----------       ----------     ----------

Due to our net loss for the quarter and six months ended June 30, 1999 and 1998, the amounts reported for basic and diluted in that period are the same. Stock options in the amount of 3,363,000 could potentially dilute basic earnings per share in the future and were not included in the computation of diluted EPS because they would have been anti-dilutive for the quarter and six months ended June 30, 1999 and 1998.

6.  Geographic Information

                                                       Three Months Ended                             Six Months Ended
                                                            June 30,                                      June 30,
                                           ----------------------------------------      ----------------------------------------
                                                   1999                   1998                   1999                   1998
                                           -----------------      -----------------      -----------------      -----------------
Revenue:
     United States                         $          23,792      $          18,591      $          33,883      $          37,505
     Canada                                            4,841                  7,157                  9,860                 13,232
                                           -----------------      -----------------      -----------------      -----------------
                                           $          28,633      $          25,748      $          43,743      $          50,737
                                           =================      =================      =================      =================
Income (loss):
     United States                         $          (4,580)     $             623      $          (8,263)     $           1,100
     Canada                                               44                  1,111                    438                  1,877
                                           -----------------      -----------------      -----------------      -----------------
                                                      (4,536)                 1,734                 (7,825)                 2,977
     Corporate:
         Merger and restructuring charges                  -                 (9,895)                     -                 (9,895)
         Taxes                                         1,390                    983                  2,374                    743
         Other                                           (96)                   (32)                   (87)                     9
                                           -----------------      -----------------      -----------------      -----------------
                                           $          (3,242)     $          (7,210)     $          (5,538)     $          (6,166)
                                           =================      =================      =================      =================

                                                                                              June 30,             December 31,
                                                                                                1999                   1998
                                                                                         -----------------      -----------------
Identifiable assets:
     United States                                                                       $          69,064      $          60,341
     Canada                                                                                         21,938                 22,488
                                                                                         -----------------      -----------------
                                                                                         $          91,002      $          82,829
                                                                                         =================      =================


7.  Comprehensive Loss

Total comprehensive loss, which consists of net loss and foreign currency translation adjustments, are as follows for the three and six months ended June 30, 1999 and 1998:

                                                       Three Months Ended                             Six Months Ended
                                                            June 30,                                      June 30,
                                             --------------------------------------        --------------------------------------
                                                   1999                   1998                   1999                   1998
                                             ---------------        ---------------        ---------------        ---------------

     Net loss                                $        (3,242)       $        (7,210)       $        (5,538)       $        (6,166)
     Foreign currency translation gain
      (loss)                                             309                 (1,463)                   531                   (302)
                                             ---------------        ---------------        ---------------        ---------------
     Comprehensive loss                      $        (2,933)       $        (8,673)       $        (5,007)       $        (6,468)
                                             ===============        ===============        ===============        ===============

8.  Subsequent Event

On July 20, 1999, the Company entered into an agreement with National Transaction Network, Inc. ("NTN") that will potentially result in the acquisition by the Company, through its wholly owned subsidiary IVI Checkmate Inc., of all of the shares of common stock of NTN that it does not presently own. The Company, through IVI Checkmate Inc., currently owns 2,726,440, or approximately 82.0%, of NTN's 3,325,468 shares of common stock outstanding. The agreement provides for the exchange of $0.30 worth of common stock of IVI Checkmate Corp. for each share of NTN common stock. It is anticipated that this transaction should be completed in the next one to three months, subject to approval by regulatory authorities and NTN's stockholders.

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

Results of Operations - Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 1998 (tabular amounts in thousands of U.S. dollars)

     The following table sets forth certain items derived from our consolidated statements of operations:

                               Three Months Ended June 30,          Six Months Ended June 30,
                             -------------------------------     -------------------------------
                                  1999              1998              1999              1998
                             -------------     -------------     -------------     -------------
                              Amount    %       Amount    %       Amount    %       Amount    %
Revenues:
   EFT                       $24,017    84     $15,771    61     $34,465    79     $32,831    65
   Check readers               2,185     8       7,020    27       4,528    10      12,506    25
   Professional services       2,431     8       2,957    12       4,750    11       5,400    10
                             -------------     -------------     -------------     -------------
                              28,633   100      25,748   100      43,743   100      50,737   100
Cost of sales                 22,212    78      15,599    61      31,599    72      30,991    61
                             -------------     -------------     -------------     -------------
Gross margin                   6,421    22      10,149    39      12,144    28      19,746    39
                             -------------     -------------     -------------     -------------

Operating expenses:
   Selling, general and
      administrative           8,547    30       6,037    23      15,108    35      11,880    24
   Research and
      development                998     4       1,286     5       2,234     5       2,744     5
   Depreciation and
      amortization             1,403     4       1,091     4       2,558     6       2,143     4
   Merger and restructuring
      costs                        -     -       9,895    39           -     -       9,895    20
                             -------------     -------------     -------------     -------------
                              10,948    38      18,309    71      19,900    46      26,662    53
                             -------------     -------------     -------------     -------------

Operating loss                (4,527)  (16)     (8,160)  (32)     (7,756)  (18)     (6,916)  (14)

Interest and other              (105)    -         (33)    -        (156)    -           7     -
                             -------------     -------------     -------------     -------------

Loss before taxes             (4,632)  (16)     (8,193)  (32)     (7,912)  (18)     (6,909)  (14)
Income tax benefit             1,390     5         983     4       2,374     5         743     2
                             -------------     -------------     -------------     -------------

Net loss                     $(3,242)  (11)    $(7,210)  (28)    $(5,538)  (13)    $(6,166)  (12)
                             =============     =============     =============     =============

     Any trends that may be derived from the above tables are not necessarily indicative of the Company's future operations.

     Revenues for the three months ended June 30, 1999 grew 11% to $28.6 million from the $25.7 million recorded in the three months ended June 30, 1998. Revenues for the six months ended June 30, 1999 decreased 14% to $43.7 million from the $50.7million recorded in the same period one year ago. Following is a discussion of the change in revenue in electronic funds transfer ("EFT"), check readers and professional services.

     EFT revenue grew 52% in the three months ended June 30, 1999 over the same period in 1998, which resulted in growth of 5% in the first six months of 1999 over the same period in 1998. In 1999, the Company's revenues were affected by eN-Touch 1000 production delays while technical changes were being implemented. However, IVI Checkmate was able to offset some of the revenue loss from these production delays with revenues generated through its Financial Systems division, which the Company acquired from DataCard Corporation in April 1999.

     Check reader sales decreased 69% and 64% in the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998. In the first quarter of 1999, the Company indicated that sales to value-added resellers of these products were less than anticipated due to excess inventory carried by these resellers, and that resellers would begin re-ordering when they have deployed their stock. This overstocking position carried over into the second quarter and affected revenues to a lesser degree. A decline in check reader shipments also resulted from timing of sales of check readers to financial institutions to combat fraud at the teller window. In 1998, most of these shipments occurred in the second quarter of 1998. However, corresponding sales in 1999 have not yet occurred as financial institutions are awaiting shipments of a new generation check reader which recently went into production.

     Professional services revenues decreased in the three and six months ended June 30, 1999 by 18% and 12%, respectively, over the same periods in 1998. Revenue from professional services consists of recurring transactions such as hardware and software maintenance and help desk facilities, and non-recurring activities such as software development. The decrease in 1999 revenues resulted from the completion in 1998 of several maintenance agreements and fewer software development projects contracted for in 1999 by customers as a precaution against potential Year 2000 issues.

     Cost of sales increased 42% in the three months ended June 30, 1999 to $22.2 million from $15.6 million for the three months ended June 30, 1998. This significant increase was primarily a result of an 11% increase in sales during this period, and a charge that was recorded to implement technical changes to the Company's eN-Touch 1000 terminal. It is also because of this charge that cost of sales for the six months ended June 30, 1999 increased by 2% over the same period in 1998, despite the fact that corresponding sales over this period fell 14%. As a percentage of revenues, cost of sales for the three and six months ended June 30, 1999 were 78% and 72%, respectively, compared with 61% and 61%, respectively, for the same periods in 1998. The increase in cost of sales as a percentage of revenues was primarily due to the charge related to the en-Touch 1000 terminal, a large sale to a major U.S. retailer at discounted prices and the lower selling prices on product sales by the recently acquired Financial Systems division.

     Selling, general and administrative expenditures increased 42% in the three months ended June 30, 1999 to $8.5 million from $6.0 million for the three months ended June 30, 1998. A significant portion of this increase was a result of the addition of Financial Systems, which was acquired in April 1999. Furthermore, during the second quarter of 1999, as a result of acquiring several business in 1998 and 1999, management has begun to streamline the inefficiencies in our operating infrastructure, which resulted in severance costs of $400,000 to terminated employees. These factors were also primary reasons why the expenses for the six months ended June 30, 1999 were 27% higher than expenses in the same period one year ago.

          Research and development expense decreased 22% in the three months ended June 30, 1999 to $1.0 million from $1.3 million in the three months ended June 30, 1998. Gross research and development expenditures for the three and six months ended June 30, 1999 were consistent with expenditures in the same periods one year ago. However, there has been a shift in these expenditures toward software development, which is in keeping with our business strategy of improving our software capabilities. Consequently, a higher proportion of these expenditures were capitalized in accordance with generally accepted accounting principles. A summary of our research and development efforts is as follows:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                             --------------------------------     ---------------------------------
                                                   1999              1998                1999              1998
                                             --------------    --------------     ---------------    --------------
Gross product development expenditures       $        2,437    $        2,563     $         5,154    $        5,017
Capitalized software development costs               (1,439)           (1,277)             (2,920)           (2,273)
                                             --------------    --------------     ---------------    --------------
Research and development expense                        998             1,286               2,234             2,744
Amortization of previously capitalized costs            771               501               1,402               970
                                             --------------    --------------     ---------------    --------------
Total expense                                $        1,769    $        1,787     $         3,636    $        3,714
                                             ==============    ==============     ===============    ==============

Product development as a percent of net revenues:
  Gross expenditures                                    8.5%             10.0%               11.8%              9.9%
  Research and development expense                      3.5%              5.0%                5.1%              5.4%
  Total expense                                         6.2%              6.9%                8.3%              7.3%

          Our effective tax rates for the three and six months ended June 30, 1999 and 1998 were 30% and 12%, respectively, which were below the statutory rate due to utilization of tax losses from previous years.

          As a result of the above factors, we recorded a net loss for the three and six months ended June 30, 1999 of $3.2 million and $5.5 million, respectively, compared to a net loss of $7.2 million and $6.2 million for the similar periods ended June 30, 1998.

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

          We had working capital of $36.5 million (including $8.1 million in cash and cash equivalents) at June 30, 1999 as compared to working capital of $36.0 million (including $9.8 million in cash and cash equivalents) at December 31, 1998. At June 30, 1999, we also had a total of $11 million available under lines of credit under which there were no borrowings outstanding.

          During the six months ended June 30, 1999, net cash of $2.1 million was generated through operating activities due primarily to a net reduction of non-cash working capital, which more than offset profit margins that failed to cover operating expenses.

          Net cash used in investing activities of $5.2 million for the six months ended June 30, 1999 consisted primarily of purchases of equipment and software development expenditures. At June 30, 1999, we did not have any commitment for material capital expenditures in the remainder of the year.

          Net cash provided by financing activities of $1.1 million for the three months ended June 30, 1999 consisted primarily of issuances of capital stock in connection with exercises of stock options.

          Cash at our Canadian division, which is held in local currency for normal operating needs, is subject to currency fluctuation. During the six months ended June 30, 1999, the Canadian dollar strengthened against the U.S. dollar. Consequently, the translation of cash held by our Canadian division into U.S. dollar equivalence, generated an economic benefit of $278,000.

          We believe that our working capital position at June 30, 1999, together with anticipated future cash flows from operations and the borrowings available under our revolving credit lines, will be sufficient to meet our cash operating needs for the remainder of the year.

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

          Our Year 2000 efforts have not materially changed during the six months ended June 30, 1999, from the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 1998, and are ongoing. Our overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While we anticipate continuity of our business activities, that continuity will be dependent upon our ability, as well as the ability of third parties with whom we rely on directly or indirectly, to be Year 2000 compliant.


Item 3.   Quantitative and Qualitative Disclosure of Market Risk
          ------------------------------------------------------

          There has been no material change during the quarter ended June 30, 1999, from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

On or about April 30, 1999, we filed a lawsuit against Samsung Display Devices, Inc. and Samsung Display Devices Co., Ltd. ("Samsung") in the State Court of Fulton Country, Georgia, Civil Action No. 99-vs-15287J. The lawsuit seeks damages in excess of $5 million for Samsung's failure to deliver in a timely and/or working fashion components essential to our e/N/-Touch 1000(R) product. Samsung's failure to deliver working components and its failure to deliver the components in the time-frame promised has caused us substantial damages, including lost profits, which we intend to recover through this action.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

In April 1999, the Company issued 894,663 shares of Series D, par value $0.01, preferred stock to DataCard Corporation in consideration for the assets of the Financial Systems division of DataCard. Terms of the preferred stock includes dividends, which will accrue annually at a rate of nine percent (9%) per annum, and a convertability clause that would provide for the conversion of preferred stock into common stock on a one-for-one basis beginning on the third anniversary of April 1, 1999 and continuing until the fifth anniversary of April 1, 1999. If the holder of the Series D preferred stock does not elect to convert to common stock by the fifth anniversary of April 1, 1999, then, beginning on the first day after the fifth anniversary of April 1, 1999 and continuing sixty days thereafter, the Company must either (a) convert the Series D preferred stock to common stock, on the basis of one (1) share of common stock for one (1) share of Series D preferred stock and one (1) share of common stock for each nine dollars ($9.00) of dividends accrued and unpaid through the date of conversion or (b) redeem the principal amount of the Series D preferred stock ($9.00 per share) and all dividends accrued and unpaid through the date of payment, in cash.

The issuance of the Series D preferred stock was exempt from registration under Rule 506 promulgated under the Securities Act of 1933, as amended because there were no more than 35 purchasers of such securities and IVI Checkmate Corp. reasonably believed that, immediately prior to making any sale, all purchasers were either accredited investors or, either alone or with his, her or its purchaser representative, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its annual meeting of stockholders on May 20, 1999. There were a total of 13,919,012 shares of Common Stock of the Company and Exchangeable Shares of IVI Checkmate Ltd. outstanding and eligible to be voted at the annual meeting, as of the record date of April 1, 1999.

The following directors were elected at and continued in office after the meeting:

                                  Number of Shares
                                -------------------
          Director                 For     Withheld
          ------------------    ---------  --------
          Gerard Compain        8,896,134    65,955
          Gregory A. Lewis      8,887,485    74,604
          Paul W. Noblett       8,886,862    75,227
          Bertil D. Nordin      8,890,146    71,943
          Gareth Owen           8,887,944    74,145
          Peter E. Roode        8,893,645    68,444
          J. Stanford Spence    8,892,945    69,144
          L. Barry Thomson      8,887,485    74,604
          George Whitton        8,887,353    74,736

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits.  The following exhibits are filed as part of this report:
         ---------

Exhibit Number                      Description
--------------                      -----------

      27                            Financial Data Schedule


(b)      Reports on Form 8-K.
         --------------------

         We filed a Form 8-K on April 27, 1999 related to the Company's acquisition of the assets of the Financial Systems division of DataCard Corporation.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          IVI CHECKMATE CORP.
                                             (Registrant)



Date:  August 6, 1999                     /s/ L. Barry Thomson
                                          -------------------------------------
                                          L. Barry Thomson
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)



Date:  August 6, 1999                     /s/ John J. Neubert
                                          -------------------------------------
                                          John J. Neubert
                                          Chief Financial Officer and
                                          Senior Vice President
                                          (Principal Financial Officer)