Form 10-Q
period 1999-09-30
IVI CHECKMATE CORP
filed 1999-11-09
CIK 1057207

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
             For the Quarterly Period Ended September 30, 1999

                                      OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
             For the Transition Period from ______ to ________

                        Commission File Number 0-29772


                              IVI CHECKMATE CORP.
            (Exact name of Registrant as specified in its charter)

             Delaware                                       58-2375201
     (State of Incorporation)                            (I.R.S. Employer
                                                         Identification No.)

                  1003 Mansell Road, Roswell, Georgia  30076
         (Address of principal executive offices, including zip code)

                                (770) 594-6000
             (Registrant's telephone number, including area code)
                                ______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No _____
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding at November 5, 1999
---------------------------------             -------------------------------
  Common Stock, $0.01 par value                       18,147,569 shares

                              IVI CHECKMATE CORP.
                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 1999

                               Table of Contents
                               -----------------

                                                                                          Page
PART I. FINANCIAL INFORMATION                                                            Number
                                                                                         ------
Item 1    Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets - September 30, 1999
                  and December 31, 1998                                                     3

          Condensed Consolidated Statements of Operations - Three and
                  Nine Months Ended September 30, 1999 and 1998                             4

          Condensed Consolidated Statements of Cash Flows - Nine Months
                  Ended September 30, 1999 and 1998                                         5

          Notes to Condensed Consolidated Financial Statements
                  - September 30, 1999                                                      6

Item 2    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       9

Item 3    Quantitative and Qualitative Disclosure of  Market Risk                          12


PART II. OTHER INFORMATION

Item 5    Other Information                                                                13

Item 6    Exhibits and Reports on Form 8-K                                                 13

SIGNATURES                                                                                 14

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                              IVI CHECKMATE CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In Thousands of U.S. Dollars Except Per Share Data)

                                                                      September 30,             December 31,
                                                                          1999                     1998
                                                                  -------------------      -------------------
                                                                       (Unaudited)
                                                    ASSETS
Current assets:
   Cash and cash equivalents                                      $             4,637      $             9,846
   Accounts receivable, net                                                    33,520                   31,820
   Inventories                                                                 21,328                   15,743
   Deferred tax asset                                                           6,168                    4,060
   Prepaid expenses and other assets                                            1,220                    1,581
                                                                  -------------------      -------------------
        Total current assets                                                   66,873                   63,050

Property and equipment, net                                                     9,849                    8,224
Deferred development costs, net                                                12,325                   10,150
Identifiable intangible assets, net                                             1,147                    1,320
Other assets                                                                      (28)                      85
                                                                  -------------------      -------------------
Total assets                                                      $            90,166      $            82,829
                                                                  -------------------      -------------------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                       $            26,541      $            24,169
   Deferred revenue                                                             3,031                    2,805
   Other                                                                           13                       51
                                                                  -------------------      -------------------
        Total current liabilities                                              29,585                   27,025

Deferred tax liability                                                            769                      769
Minority interest                                                                   8                       18
                                                                  -------------------      -------------------
Total liabilities                                                              30,362                   27,812
                                                                  -------------------      -------------------

Stockholders' Equity:
   Common stock, $0.01 par value                                                  181                      178
   Preferred stock, Convertible Series D, $0.01 par value                           9                        -
   Additional paid-in capital                                                  88,984                   80,109
   Retained deficit                                                           (28,051)                 (23,132)
   Foreign currency translation adjustments                                    (1,319)                  (2,138)
                                                                  -------------------      -------------------
        Total stockholders' equity                                             59,804                   55,017
                                                                  -------------------      -------------------
Total liabilities and stockholders' equity                        $            90,166      $            82,829
                                                                  -------------------      -------------------

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands of U.S. Dollars Except Share Amounts)
                                  (Unaudited)

                                              Three Months Ended                             Nine Months Ended
                                                 September 30,                                 September 30,
                                  ----------------------------------------      ----------------------------------------
                                        1999                   1998                   1999                   1998
                                  -----------------      -----------------      -----------------      -----------------
Net revenues                        $        32,543        $        29,928        $        76,286        $        80,665
Cost of sales                                21,824                 18,397                 53,423                 49,389
                                  -----------------      -----------------      -----------------      -----------------
Gross profit                                 10,719                 11,531                 22,863                 31,276
                                  -----------------      -----------------      -----------------      -----------------

Operating expenses:
   Selling, general and
      administrative                          7,154                  6,957                 22,425                 18,784
   Research and development                   1,227                  1,041                  3,461                  3,785
   Depreciation and amortization              1,374                  1,055                  3,932                  3,198
   Merger and restructuring costs                 -                  1,953                      -                 11,899
                                  -----------------      -----------------      -----------------      -----------------
                                              9,755                 11,006                 29,818                 37,666
                                  -----------------      -----------------      -----------------      -----------------

Operating income (loss)                         964                    525                 (6,955)                (6,390)
Interest and other                              (79)                     4                    (72)                    11
                                  -----------------      -----------------      -----------------      -----------------

Income (loss) before taxes                      885                    529                 (7,027)                (6,379)
Income tax (expense) benefit                   (266)                   (64)                 2,108                    679
                                  -----------------      -----------------      -----------------      -----------------

Net income (loss)                   $           619        $           465        $        (4,919)       $        (5,700)
                                  =================      =================      =================      =================

Weighted average number
   of shares outstanding (000's):
   Basic                                     18,124                 17,617                 18,103                 17,453
   Diluted                                   18,188                 17,793                 18,103                 17,453

Net income (loss) available
   per common share:
   Basic                            $          0.03        $          0.03        $         (0.29)       $         (0.33)
                                  -----------------      -----------------      -----------------      -----------------
   Diluted                          $          0.03        $          0.03        $         (0.29)       $         (0.33)
                                  =================      =================      =================      =================

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands of U.S. Dollars)
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                  --------------------------------------------
                                                                         1999                     1998
                                                                  -------------------      -------------------
Operating activities:
   Net loss                                                         $          (4,919)       $          (5,700)
   Depreciation and amortization                                                4,797                    5,230
   Deferred income taxes and other                                             (1,959)                     323
   Change in non-cash working capital                                           2,320                    2,593
                                                                  -------------------      -------------------
Net cash provided by operating activities                                         239                    2,446
                                                                  -------------------      -------------------

Investing activities:
   Purchases of property and equipment                                         (2,731)                  (2,822)
   Deferred development costs                                                  (4,177)                  (2,770)
   Purchase of intangible assets                                                   (2)                    (584)
   Other                                                                            5                     (504)
                                                                  -------------------      -------------------
Net cash used in investing activities                                          (6,905)                  (6,680)
                                                                  -------------------      -------------------

Financing activities:
   Proceeds from issuance of common stock                                       1,248                    3,489
   Other                                                                          (48)                  (1,139)
                                                                  -------------------      -------------------
Net cash provided by financing activities                                       1,200                    2,350
                                                                  -------------------      -------------------

Effect of exchange rate fluctuations on cash                                      257                     (837)
                                                                  -------------------      -------------------

Net decrease in cash and cash equivalents                                      (5,209)                  (2,721)
Cash and cash equivalents at beginning of period                                9,846                    9,390
                                                                  -------------------      -------------------
Cash and cash equivalents at end of period                          $           4,637        $           6,669
                                                                  ===================      ===================

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (Tabular amounts in thousands of U.S. dollars, except share amounts)
                                  (Unaudited)

                              September 30, 1999


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other interim period.

In these consolidated financial statements, comparative amounts shown for 1998 have been restated to retroactively reflect the business combinations of Plourde Computer Services, Inc. in September 1998 and Debitek Holdings Ltd. in December 1998, which have been accounted for as pooling-of-interests.

2.   Mergers and Acquisitions

Effective April 1, 1999, the Company purchased the assets of the Financial Systems division of DataCard Corporation. These acquired assets consisted of $3.5 million in accounts receivable, $2.6 million in inventories and $1.2 million in property and equipment. In consideration for these assets, the Company issued approximately $7.3 million in convertible preferred stock (see also Note 4). The results of operations of the Financial Systems division of DataCard Corporation have been included in the Company's consolidated results since the date of acquisition.

3.   Inventories

Inventories are summarized by class as follows:

                                                           September 30,        December 31,
                                                               1999                 1998
                                                         ----------------     ----------------
        Finished goods                                            $12,457              $ 6,222
        Work in process                                             3,366                1,320
        Raw materials and supplies                                 10,180               11,944
                                                         ----------------     ----------------
             Gross inventories                                     26,003               19,486

        Less obsolescence reserves                                 (4,675)              (3,743)
                                                         ----------------     ----------------
        Total                                                     $21,328              $15,743
                                                         ================     ================

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

For the three and nine months ended September 30, 1999, cumulative preferred dividends of $163,000 and $326,000, respectively, remained undeclared and unpaid.


5.   Net Income (Loss) Per Share

Net income (loss) per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:

                                                               Three Months Ended                        Nine Months Ended
                                                                  September 30,                             September 30,
                                                      -----------------------------------        ----------------------------------
                                                           1999                 1998                  1999                1998
                                                      --------------       --------------        -------------       -------------
Net income (loss)                                       $        619         $        465          $   (4,919)         $   (5,700)
Less: preferred dividends                                       (163)                   -                (326)                  -
                                                      --------------       --------------        ------------        ------------
Income (loss) available to common stockholders          $        456         $        465          $   (5,245)         $   (5,700)
                                                      ==============       ==============        ============        ============

Calculation of weighted average shares
   outstanding plus assumed conversions (000's):
       Weighted average basic shares outstanding              18,124               17,617              18,103              17,453
       Effect of dilutive securities:
            Stock options                                         64                  176                   -                   -
            Preferred stock                                        -                    -                   -                   -
                                                      --------------       --------------        ------------        ------------
       Weight average diluted shares outstanding              18,188               17,793              18,103              17,453
                                                      ==============       ==============        ============        ============

Basic net income (loss) per common share                $       0.03         $       0.03          $    (0.29)         $    (0.33)
                                                      ==============       ==============        ============        ============

Diluted net income (loss) per common share              $       0.03         $       0.03          $    (0.29)         $    (0.33)
                                                      ==============       ==============        ============        ============

A number of stock options and convertible preferred stock that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted EPS because they would have been anti-dilutive for the quarter and nine months ended September 30, 1999 and 1998.

6.   Geographic Information

                                                       Three Months Ended                             Nine Months Ended
                                                          September 30,                                 September 30,
                                           ----------------------------------------      ----------------------------------------
                                                   1999                   1998                   1999                   1998
                                           -----------------      -----------------      -----------------      -----------------
Revenue:
     United States                           $        25,741        $        22,485        $        59,624        $        59,990
     Canada                                            6,802                  7,443                 16,662                 20,675
                                           -----------------      -----------------      -----------------      -----------------
                                             $        32,543        $        29,928        $        76,286        $        80,665
                                           =================      =================      =================      =================

Income (loss):
     United States                           $           200        $         1,327        $        (8,157)       $         2,481
     Canada                                              764                  1,151                  1,202                  3,028
                                           -----------------      -----------------      -----------------      -----------------
                                                         964                  2,478                 (6,955)                 5,509
     Corporate:
         Merger and restructuring charges                  -                 (1,953)                     -                (11,899)
         Taxes                                          (266)                   (64)                 2,108                    679
         Other                                           (79)                     4                    (72)                    11
                                           -----------------      -----------------      -----------------      -----------------
                                             $           619        $           465        $        (4,919)       $        (5,700)
                                           =================      =================      =================      =================

                                                                                           September 30,          December 31,
                                                                                               1999                   1998
                                                                                         -----------------      -----------------
Identifiable assets:
     United States                                                                         $        65,994        $        60,341
     Canada                                                                                         24,172                 22,488
                                                                                         -----------------      -----------------
                                                                                           $        90,166        $        82,829
                                                                                         =================      =================

7.   Comprehensive Income

Total comprehensive income, which consists of net income and foreign currency translation adjustments, are as follows for the three and nine months ended September 30, 1999 and 1998:

                                                       Three Months Ended                            Nine Months Ended
                                                         September 30,                                 September 30,
                                           ---------------------------------------      ----------------------------------------
                                                  1999                   1998                   1999                   1998
                                           -----------------     -----------------      -----------------      -----------------
     Net income (loss)                       $           619        $          465         $       (4,919)        $       (5,700)
     Foreign currency translation gain
      (loss)                                              60                  (962)                   819                 (1,394)
                                           -----------------     -----------------      -----------------      -----------------
     Comprehensive income (loss)             $           679        $         (497)        $       (4,100)        $       (7,094)
                                           =================     =================      =================      =================

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

     The following discussion contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. The Company cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, dependence on limited suppliers and manufacturers of component parts of its products; rapid and significant technological developments that could delay the introduction of improvements in existing products or of new products; any dependencies on any proprietary technologies (which may be independently developed by competitors); dependence on a small number of large retail and bank customers; potential fluctuation in financial results as a result of any inability to make sales to large customers as well as the volume and timing of bookings received during a quarter and variations in sales mix; competition from existing companies as well as new market entrants; dependence on key personnel; and other risk factors that are contained in documents that the Company files with the U.S. Securities and Exchange Commission.

Results of Operations - Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998 (tabular amounts in thousands of U.S. dollars)

     The following table sets forth certain items derived from the Company's consolidated statements of operations:

                               Three Months Ended September 30,        Nine Months Ended September 30,
                           ---------------------------------------  -----------------------------------
                                   1999                1998                1999               1998
                           -------------------  ------------------  -----------------  ----------------
                              Amount      %       Amount      %       Amount      %       Amount     %
Revenues:
   EFT                        $26,487     81      $20,751     69      $60,952     80      $53,582    67
   Check readers                3,283     10        6,295     21        7,811     10       18,801    23
   Professional services        2,773      9        2,882     10        7,523     10        8,282    10
                           -----------------    ----------------    ----------------   ----------------
                              $32,543    100      $29,928    100      $76,286    100      $80,665   100
                           =================    ================    ================   ================

   United States              $25,741     79      $22,485     75      $59,624     78      $59,990    74
   Canada                       6,802     21        7,443     25       16,662     22       20,675    26
                           -----------------    ----------------    ----------------   ----------------
                               32,543    100       29,928    100       76,286    100       80,665   100
Cost of sales                  21,824     67       18,397     61       53,423     70       49,389    61
                           -----------------    ----------------    ----------------   ----------------
Gross profit                   10,719     33       11,531     39       22,863     30       31,276    39
                           =================    ================    ================   ================

Operating expenses:
   Selling, general and
      administrative            7,154     22        6,957     23       22,425     29       18,784    23
   Research and
      development               1,227      4        1,041      3        3,461      5        3,785     5
   Depreciation and
      amortization              1,374      4        1,055      4        3,932      5        3,198     4
   Merger and restructuring
      costs                         -      -        1,953      7            -      -       11,899    15
                           -----------------    ----------------    ----------------   ----------------
                                9,755     30       11,006     37       29,818     39       37,666    47
                           =================    ================    ================   ================

Operating income (loss)           964      3          525      2       (6,955)    (9)      (6,390)   (8)

Interest and other                (79)     -            4      -          (72)     -           11     -
                           -----------------    ----------------    ----------------   ----------------

Income (loss) before taxes        885      3          529      2       (7,027)    (9)      (6,379)   (8)
Income tax (expense)
 benefit                         (266)    (1)         (64)     -        2,108      3          679     1
                           -----------------    ----------------    ----------------   ----------------

Net income (loss)             $   619      2      $   465      2      $(4,919)    (6)     $(5,700)   (7)
                           =================    ================    ================   ================

     Any trends that may be derived from the above tables are not necessarily indicative of the Company's future operations.

     Revenues for the three months ended September 30, 1999 grew 9% to $32.5 million from the $29.9 million recorded in the three months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 decreased 5% to $76.3 million from the $80.7 million recorded in the same period one year ago. Following is a discussion of the changes in revenues in electronic funds transfer ("EFT"), check readers and professional services.

     EFT revenue grew 28% in the three months ended September 30, 1999 compared to the same period in 1998, which resulted in growth of 14% in the first nine months of 1999 over the same period in 1998. The increases in EFT revenues in the quarter and year thus far are attributable to continued strong demands for the Company's products, including new innovative point-of-sale solutions featuring the e/N/-Touch 1000 interactive touch screen terminal and the Elite 780 RF hand-held wireless portable terminal. In addition, sales of Jigsaw products, acquired in April 1999, have enabled the Company to expand into the financial services market.

     Check reader sales decreased 48% and 58% in the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. While direct sales of check readers to retailers remained solid, sales to value-added resellers continued to be less than anticipated. Furthermore, the Company has experienced delays in its Banking Automation channel, as the banks have deferred further installations until the new year as a precaution against potential Year 2000 issues.

     Professional services revenues decreased in the three and nine months ended September 30, 1999 by 4% and 9%, respectively, compared to the same periods in 1998. The decrease in 1999 revenues is the result of the completion in 1998 of several maintenance agreements and the deferral by customers of several 1999 software development projects until the new year.

     In Canada, revenues for the three months ended September 30, 1999 declined 9% compared to revenues for the three months ended September 30, 1998, due to shipment delays by the manufacturer of the Company's new wireless terminal. Consequently, the Company was unable to deliver these products to its customers on a timely basis in the third quarter. However, these delayed shipments were completed in October 1999.

     Cost of sales increased 19% in the three months ended September 30, 1999 to $21.8 million from $18.4 million for the three months ended September 30, 1998. The increase is a result of an increase in shipment of products, which did not translate into a corresponding increase in revenues as a significant portion of these sales were at discounted prices to major retailers. This factor, combined with a $2.7 million charge in the second quarter of 1999 for the modification of the Company's e/N/-Touch 1000 terminal, also resulted in an increase of cost of sales for the nine months ended September 30, 1999 by 8% despite a decrease in sales of 5%.

     Selling, general and administrative expenditures for the third quarter of 1999 increased 3% to $7.2 million from $7.0 million in the third quarter of 1998. However, 1999 third quarter expenses were approximately 22% of sales compared to 23% of sales in the third quarter of 1998. The improvement, as a percentage of sales, reflects management's initiatives to streamline operations to maximize operational efficiency and productivity. For nine months ended September 30, 1999, expenses were approximately 19% higher compared to the nine months ended September 30, 1998. The primary reasons for the increase were the addition of the IVI Checkmate Financial Systems division, acquired April 1999, and severance costs related to reduction in the Company's workforce in the second quarter of 1999.

     Gross research and development expense increased in the three and nine months ended September 30, 1999 by 13% and 6%, respectively, compared to the three and nine months ended September 30, 1998. The increase is a reflection of the Company's efforts to develop new innovative products and to improve its software capabilities. A summary of the Company's research and development efforts is as follows:

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                             --------------------------------     ---------------------------------
                                                  1999              1998               1999               1998
                                             --------------    --------------     ---------------    --------------
Gross research and development expenditures    $      2,484      $      2,199       $       7,638      $      7,216
Capitalized software development costs               (1,257)           (1,157)             (4,177)           (3,431)
                                             --------------    --------------     ---------------    --------------
Research and development expense                      1,227             1,042               3,461             3,785
Amortization of previously capitalized
costs *                                                 839               523               2,241             1,493
                                             --------------    --------------     ---------------    --------------
Total expense                                  $      2,066      $      1,565       $       5,702      $      5,278
                                             ==============    ==============     ===============    ==============

Product development as a percent of net revenues:
    Gross expenditures                                  7.6%              7.3%               10.0%              8.9%
    Research and development expense                    3.8%              3.5%                4.5%              4.7%
    Total expense                                       6.3%              5.2%                7.5%              6.5%

* included as part of `Depreciation and amortization' in the statements of operations


     The Company had effective tax rates for the three and nine months ended September 30, 1999 and 1998 of 30% and 11%, respectively, which were below the statutory rate due to utilization of tax losses from previous years.

Liquidity and Capital Resources

     The Company's primary operating cash needs include the payment of salaries, payment to suppliers, office rent and travel expenses, other general and administrative expenses, as well as capital expenditures and research and development. The Company has historically financed these expenditures, as well as acquisitions, with cash flow from operations and issuances of equity securities.

     Working capital at September 30, 1999 increased to $37.3 million, compared to $36.5 million at June 30, 1999 and $36.0 million at December 31, 1998. At September 30, 1999, the Company also had a total of $11 million available under lines of credit for which there were no borrowings outstanding.

     During the nine months ended September 30, 1999, net cash of $239,000 was generated through operating activities due primarily to a net reduction of non-cash working capital, which offset profit margins that failed to cover operating expenses.

     Net cash used in investing activities of $6.9 million for the nine months ended September 30, 1999 consisted primarily of purchases of equipment and software development expenditures. At September 30, 1999, we did not have any commitment for material capital expenditures in the remainder of the year.

     Net cash provided by financing activities of $1.2 million for the nine months ended September 30, 1999 consisted primarily of issuances of common stock in connection with exercises of stock options.

     Cash at the Company's Canadian division, which is held in local currency for normal operating needs, is subject to currency fluctuation. During the nine months ended September 30, 1999, the Canadian dollar strengthened relative to the U.S. dollar. Consequently, the translation of cash held by the Company's Canadian division into U.S. dollar equivalence, generated an economic benefit of $257,000.

     The Company believes its working capital position at September 30, 1999, together with anticipated future cash flows from operations and the borrowings available under its revolving credit lines, will be sufficient to meet cash operating needs for the next 12 months.

Year 2000

     IVI Checkmate has developed a Year 2000 Readiness Plan. This plan addresses three main areas: (1) the Company's hardware and software products; (2) third party technology systems; and (3) internal operating systems (including accounting, payables and invoicing operations). The Company believes the taskforce it has created to oversee this process and report periodically to the Company's Board of Directors, has appropriate plans in place to ensure a timely Year 2000 readiness.

     Year 2000 efforts undertaken by the Company have not materially changed during the nine months ended September 30, 1999, from the disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. At September 30, 1999, these efforts have been substantially, but not entirely, completed. However, the Company will continue to monitor its overall plan, as well as the consideration of contingency plans if new information not previously known becomes available. While the Company anticipates continuity of its business activities, that continuity will also be dependent upon the ability of third parties with whom the Company relies on directly or indirectly to be Year 2000 compliant.


Item 3.   Quantitative and Qualitative Disclosure of Market Risk
          ------------------------------------------------------

     There has been no material change during the quarter ended September 30, 1999, from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION


Item 5.   Other Information
          -----------------

     IVI Checkmate's acquisition for the remaining common shares outstanding of National Transactions Network, Inc., its 82%-owned subsidiary, that it does not currently own has been delayed as a result of regulatory reviews and approvals, which are taking longer than initially anticipated. The Company does not expect to complete this transaction until the fourth quarter of this fiscal year or the first quarter of the next fiscal year.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits.  The following exhibits are filed as part of this report:
     ---------

Exhibit Number                          Description
--------------                          -----------

  27                                    Financial Data Schedule



(b)  Reports on Form 8-K.
     --------------------

     The Company filed a Form 8-K on July 21, 1999 announcing the Company's intention to acquire the remaining shares outstanding of National Transaction Network, Inc., its 82%-owned subsidiary, that it does not currently own.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IVI CHECKMATE CORP.
                                        (Registrant)


Date:  November 5, 1999                 /s/ L. Barry Thomson
                                        ----------------------------------------
                                        L. Barry Thomson
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)



Date:  November 5, 1999                 /s/ John J. Neubert
                                        ----------------------------------------
                                        John J. Neubert
                                        Chief Financial Officer and
                                        Senior Vice President
                                        (Principal Financial Officer)