Form 10-K405
period 1999-12-31
IVI CHECKMATE CORP
filed 2000-03-30
CIK 1057207

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from            to

                       Commission File Number: 000-29772

                                ---------------

                              IVI Checkmate Corp.
            (Exact name of Registrant as Specified in Its Charter)

                 Delaware                                      58-2375201
       (State or other jurisdiction                         (I.R.S. Employer
             of incorporation)                             Identification No.)

                   1003 Mansell Road, Roswell, Georgia 30076
                   (Address of Principal Executive Offices)

                                (770) 594-6000
             (Registrant's telephone number, including area code)

                                ---------------

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

                                ---------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's common stock (including exchangeable shares which are exchangeable into common stock) held by non-affiliates of the registrant was approximately $67 million at March 21, 2000, based on the closing sale price of $4.25 per share for the common stock on such date on the Nasdaq National Market.

  The number of shares of the registrant's common stock (including exchangeable shares which are exchangeable into common stock) outstanding at March 21, 2000 was 18,155,569.

                      Documents Incorporated by Reference

  Specifically identified portions of the proxy statement for the 2000 annual meeting of stockholders to be held on May 18, 2000 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              IVI CHECKMATE CORP.

                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1999

                               TABLE OF CONTENTS

  Item                                                                    Page
 Number                                                                  Number
 ------                                                                  ------
                                     PART I

  1.    Business......................................................      1
  2.    Properties....................................................      4
  3.    Legal Proceedings.............................................      4
  4.    Submission of Matters to a Vote of Security Holders...........      4
                                    PART II

        Market for the Registrant's Common Equity and Related
  5.    Stockholder Matters...........................................      5
  6.    Selected Financial Data.......................................      6
           Management's Discussion and Analysis of Financial Condition
  7.    and Results of Operations.....................................      8
  7(A)  Quantitative and Qualitative Disclosures about Market Risk....     18
  8.    Financial Statements and Supplementary Data...................     20
           Changes in and Disagreements with Accountants on Accounting
  9.    and Financial Disclosure......................................     43
                                    PART III

 10.    Directors and Executive Officers of the Registrant............     43
 11.    Executive Compensation........................................     44
                   Security Ownership of Certain Beneficial Owners and
 12.    Management....................................................     44
 13.    Certain Relationships and Related Transactions................     44
                                    PART IV

        Exhibits, Financial Statement Schedules and Reports on Form 8-
 14.    K.............................................................     44
        Signatures....................................................     49

                                    PART I

Item 1. Business.

Special Cautionary Notice Regarding Forward-Looking Statements

  We believe that it is important to communicate our future expectations to our stockholders and to the public. This report contains forward-looking statements, including in particular the statements about our plans, objectives, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Additionally, the "Letter to Stockholders" in our 1999 Annual Report contains forward-looking statements. You can identify these statements by forward-looking words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Performance" and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Overview

  We are the third largest electronic transaction solutions provider in North America, based on annual net revenues. We were incorporated under the laws of the State of Delaware on January 15, 1998 and became active on June 25, 1998 as a result of the combination of International Verifact Inc., or IVI, a Canadian Corporation, and Checkmate Electronics, Inc., or Checkmate, a Georgia corporation. Since this combination, we have operated our business through our wholly owned subsidiaries IVI Checkmate Ltd. (formerly IVI) and IVI Checkmate Inc. (formerly Checkmate) and their subsidiaries.

  Through our subsidiaries, we design, develop and market innovative payment and value-added solutions that optimize transaction management at the point of service in the retail, financial, hospitality, healthcare and transportation industries. Our software, hardware and professional services minimize transaction costs, reduce operational complexity and improve profitability for our customers in the U.S., Canada and Latin America.

  We distribute our products through direct sales and various third party distribution arrangements. Our customers include banks, payment processors, retail merchants, petroleum service stations, convenience store operators, supermarkets and other mass merchandisers, as well as government benefits disbursers. We employ approximately 348 persons in the U.S. and 92 persons in Canada. These employees are located primarily in five facilities, including development centers, manufacturing and distribution centers, customer service centers, and sales and support offices.

Developments in 1999

  Formation of Integrated Transaction Solutions Division. In February 1999, we formed an Integrated Transaction Solutions ("ITS") division. ITS markets electronic payment products and solutions to value-added resellers and distributors serving the middle tier retail marketplace.

  Acquisition of the Financial Systems Subsidiary of DataCard Corporation. In April 1999, we acquired the assets of the Financial Systems subsidiary of DataCard Corporation. The acquisition of this business unit provided us with established relationships with more of the leading processors in the merchant bankcard industry and accelerated our entry into the small retail business market. It also furthered our recent entry into the travel, entertainment and petroleum market segments.

  Announced Merger with National Transaction Network. In July 1999, we and our majority owned subsidiary National Transaction Network, Inc. ("NTN") announced an agreement that will result in our acquisition, through IVI Checkmate Inc., of all the shares of common stock of NTN that we do not presently own. Through IVI Checkmate Inc., we currently own approximately 82.0% of the outstanding common stock of NTN. The stockholders of NTN will vote upon the merger of the two entities at a special meeting of NTN stockholders to be held in the second quarter of 2000. We expect to complete the merger immediately following stockholder approval.

Electronic Payment Industry

  During the 1980s, automating the processing of transactions--credit and debit card authorization, check verification, and the like--was not cost-effective, and most transactions were completed manually. In the late 1980s, however, major changes in computer and telecommunications technology helped IVI and Checkmate, among others, develop transaction automation systems that could rapidly capture and process transaction data electronically.

  The most established alternative to cash and checks is credit cards. After credit cards, debit cards were introduced. Debit cards allow users to make direct withdrawals from an account and are often used to make cash withdrawals at automatic teller machines, or ATMs. Now, stored value cards based on smart card technology have been developed, and their utility is being tested in the general public. Companies such as us in the electronic payment industry develop, manufacture and market systems that facilitate various payment methods for an array of customers. These systems provide greater convenience to consumers, speed settlement and customer flowthrough for merchants, and potentially reduce processing costs and losses from fraud for financial institutions.

  In the 1990s, IVI and Checkmate continued to develop and deliver low-cost, highly reliable, easy-to-use transaction systems and played a major role in developing the market for electronic payment processing. Today, IVI Checkmate is a leading provider of transaction automation systems in the electronic payment industry.

Business Objective and Strategies

  Our primary objective is to continue to increase our sales and our share of the electronic payment market by attracting new customers in existing and new market segments. Key elements of our strategy include:

  Investing in Market Development and Technology Initiatives. Rapid change and new technologies characterize the electronic payment industry. Consequently, we must continually assess the impact and risks that these changes, as well as our competitors' responses to these changes, will have on our technology and market development initiatives. In anticipation of these changes, we continue to invest in market development and technology initiatives that we believe will help us increase our share of the electronic payment market and allow us to better focus on our short and long-term product development activities.

  Expanding Our Product Offerings. Historically, IVI and Checkmate derived the majority of their net revenues from direct sales of hardware products. In recent years, we adopted a business strategy to transition IVI Checkmate from a provider of hardware terminal products and peripherals to a provider of end-to-end payment and transaction solutions. In the transition, we have expanded our expertise and capabilities to provide software products and solutions to support software applications within our hardware solutions and integration within a retailer's point of sale system. We also provide professional services such as hardware and software maintenance and other help desk facilities to ensure that our customers receive optimal value for their investments.

  Leveraging Existing Business Relationships. IVI and Checkmate developed a variety of business relationships over the years. We intend to leverage our relationships with technology solution providers such as Ingenico, S.A., a French public company, to enable us to bring global technology and products to our local markets. We also intend to leverage our customer relationships to market and sell to them end-to-end solutions that are capable of handling alternative forms of electronic payment transactions.

  Expanding Our Distribution Network Globally. Historically, IVI and Checkmate derived a majority of their net revenues from direct sales to major retailers and financial institutions in North America. Our strategy is to expand the marketing and availability of our solutions through sales by independent sales organizations, network distributors and value-added resellers. We also intend to expand our product distribution through new product markets such as banking automation and hospitality, as well as internationally through our alliance with Ingenico.

Products

  With over 16 years of manufacturing and technology expertise through our subsidiaries, we are a leading provider of electronic payment systems that enable customers to respond to the demands of a rapidly growing, highly competitive, global marketplace. We provide a variety of point-of-service products such as terminals, check readers and software to facilitate the processing of electronic payment transactions such as check, debit, credit, smart card and electronic benefits transfer among customers, merchants and financial institutions. In particular, we have been successful at addressing the technology and business requirements of our customers by providing comprehensive product functionality and high quality customer service on a cost-effective basis.

Product and Services Development

  Product Development. Our ongoing product development efforts focus on addressing the emerging needs of the market by expanding the breadth and depth of the functionality of our products and services and incorporating new technologies into them. Our gross product development expenditures (including amounts capitalized) for 1999, 1998 and 1997 were $10.1 million, $9.1 million and $9.8 million, respectively.

  Senior management establishes development direction with guidance from the marketing staff. The development team is responsible for design and design verification, coding, quality assurance, documentation and products and releases.

  Strategic Acquisitions. We also developed products and services in 1999 through strategic acquisitions, including those summarized below.

  In April 1999, we acquired the assets of the Financial Systems subsidiary of DataCard Corporation. The addition of DataCard's electronic funds transfer products has significantly enhanced our presence in the lower tier of the retail business market while also accelerating our entry into the travel, entertainment and petroleum market segments.

  In July 1999, we announced an agreement with NTN that will result in our acquisition of all of the shares of common stock of NTN that we do not presently own. NTN designs, develops, integrates, markets and maintains electronic payment systems for use in retail applications. NTN software performs many of the tasks involved in electronic payment transactions, including the collection of payment-related data at the point of sale, secure transmission of data, authorization and collection of the completed transaction and final reporting of the transaction. If the shareholders of NTN approve the transaction, we expect to complete the transaction in the second quarter of 2000.

Customers

  Our primary customers are major retailers and financial institutions, but our customers also include distributors, independent sales organizations, value-added resellers and original equipment manufacturers. Our customers generally seek electronic payment products and services to help manage processing transactions. We believe that we meet the practical business requirements of our customers by offering cost-effective products that integrate a variety of electronic payment needs while enhancing consumer satisfaction. Our products assist customers in meeting their internal goals of maintaining operational flexibility and responding to market changes, while minimizing cost, waste and disruption. We have over 16 years of experience in developing our products, and we rely upon our considerable industry knowledge to continually anticipate the needs of our customers. None of our customers accounted for more than 10% of our net revenues in 1999. See, however, "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--We rely on large customers."

Marketing and Sales

  Our marketing strategy focuses on positioning IVI Checkmate as a leading provider of electronic payment solutions and increasing the name recognition of IVI Checkmate and our products and services. In support of this strategy, our marketing programs include trade shows, advertising, public relations, direct marketing, worldwide web marketing, customer and internal events and product management.

  We sell our products to customers located throughout the U.S., Canada, and Latin America. We market and sell our products and services directly and, when more efficient, through various third party distribution arrangements such as independent sales organizations, network distributors, value-added resellers and strategic alliances with other companies.

Customer Support, Service and Maintenance

  We believe that providing high quality customer service and technical support is necessary to achieve rapid product implementation, which in turn is essential to long-term customer satisfaction and continued revenue growth. We provide extended support services through our TotalCARE(TM) program.

Competition, Proprietary Rights, Technology, Outside Manufacturers and
Suppliers

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" for discussions on competition, proprietary rights, technology, outside manufacturers and suppliers.

Item 2. Properties.

  Our principal administrative, marketing, product development and support facilities are located in Roswell, Georgia, where we lease approximately 100,000 square feet under a lease that expires on December 30, 2001.

  Our Canadian operations are located in Toronto, Ontario, where we lease approximately 30,000 square feet under a lease that expires in 2008. We believe that our facilities are suitable and adequate for our current needs.

  Our subsidiaries also operate in smaller leased facilities in Westborough, Massachusetts; Dublin, California; Chattanooga, Tennessee; and Minnetonka, Minnesota under various lease agreements.

Item 3. Legal Proceedings.

  On April 30, 1999, we filed an action in the State Court of Fulton County, Georgia against Samsung Display Devices, Inc. and Samsung Display Devices, Ltd. alleging certain contract, warranty and tort claims for Samsung's alleged failure to deliver in a timely manner working component parts for our eN-Touch 1000 product. That action seeks damages in excess of $5,000,000. Samsung removed the case to the United States District Court for the Northern District of Georgia on June 7, 1999. On August 6, 1999, Samsung answered the Complaint and counterclaimed against us for alleged failure to pay on account and for reimbursement of certain moneys. Samsung seeks approximately $500,000 on its counterclaim. On February 22, 2000, based on information brought to light as a result of discovery and as a result of our continuing investigation, we filed with the court a Motion for Leave to amend our Complaint against Samsung to state a claim for fraud. On March 22, 2000, the court granted us permission to file the amended complaint. We dispute Samsung's claim, and we intend to pursue our claims and defend Samsung's counterclaim vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of our stockholders during our fourth quarter ended December 31, 1999.

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

                                                                   Checkmate
                                        IVI Common Shares        Common Stock
                                   ---------------------------- ---------------
                                     Toronto
                                      Stock     Nasdaq National Nasdaq National
                                     Exchange       Market          Market
                                   ------------ --------------- ---------------
                                    High   Low   High     Low    High     Low
                                   ------ ----- --------------- ---------------
                                     (Cdn $)        (US $)          (US $)
1998
Quarter ended March 31, 1998...... 11.950 9.400   8.375   6.625   9.500   6.844
Quarter ended June 30, 1998
 (through June 25, 1998).......... 10.750 7.703   7.625   5.188   9.000   6.500

                                                                       IVI
                                                                   Exchangeable
                                      IVI Checkmate Common Stock      Shares
                                    ------------------------------ ------------
                                                                     Toronto
                                    Nasdaq National Toronto Stock     Stock
                                        Market         Exchange      Exchange
                                    --------------- -------------- ------------
                                     High     Low    High    Low    High   Low
                                    --------------- ------- ------ ------ -----
                                        (US $)         (Cdn $)       (Cdn $)
1998
Quarter ended June 30, 1998 (from
 June 26, 1998)...................    7.125   6.250  10.094  9.406  9.000 8.000
Quarter ended September 30, 1998..    7.000   3.719  10.000  5.750  9.000 5.750
Quarter ended December 31, 1998...    6.250   2.500   9.500  5.094  9.500 5.000

1999
Quarter ended March 31, 1999......    7.375   2.938  11.500  4.400 11.150 4.600
Quarter ended June 30, 1999.......    3.750   2.750   5.700  4.050  5.500 4.000
Quarter ended September 30, 1999..    2.875   2.813   4.850  4.200  5.100 4.150
Quarter ended December 31, 1999...    4.250   2.250   6.000  3.453  5.797 4.094

Holders

  As of March 21, 2000, there were approximately 4,500 and 3,500 beneficial record holders of the common stock and exchangeable shares, respectively.

Dividend Policy

  Neither IVI nor Checkmate declared or paid any cash dividends or distributions on their common stock from the dates of their initial public offerings in 1984 and 1993, respectively. IVI Checkmate has never paid any cash dividends on its common stock. We currently intend to retain all future earnings to fund future development and growth in the operation of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant.

Item 6. Selected Financial Data.

  The following table sets forth selected statements of operations and balance sheet data of IVI Checkmate for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The selected financial data for the years ended December 31, 1999, 1998, 1997 and 1996 and as of December 31, 1999, 1998, 1997 and 1996
have been derived from IVI Checkmate's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected financial data for the year ended December 31, 1995 and as of December 31, 1995 have been derived from IVI Checkmate's unaudited consolidated financial statements which, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of IVI Checkmate's results of operations and financial position as of such date. The selected financial data, which have been restated for all periods to reflect the combination of IVI and Checkmate in 1998 and the subsequent mergers with Plourde Computer Services, Inc. and Debitek Holdings, Ltd., should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                                          Year Ended December 31
                                 --------------------------------------------
                                   1999     1998     1997     1996     1995
                                 --------  -------  ------- --------  -------
                                   (In thousands of dollars, except per
                                              share amounts)
Statements of Operations Data:
Net revenue by segment:
 Domestic....................... $ 73,197  $79,473  $62,647 $ 55,113  $48,822
 International..................   24,737   27,649   30,018   22,272   30,864
                                 --------  -------  ------- --------  -------
                                   97,934  107,122   92,665   77,385   79,686
Cost of sales(1)................   73,450   68,442   58,015   48,280   50,568
Amortization of software
 development costs..............    3,168    2,075    1,041      780      574
                                 --------  -------  ------- --------  -------
Gross profit....................   21,316   36,605   33,609   28,325   28,544
                                 --------  -------  ------- --------  -------
Operating expenses:
 Selling, general and
  administrative................   32,076   25,118   24,769   20,327   16,216
 Research and development.......    4,625    4,963    5,603    4,459    4,264
 Depreciation and amortization..    2,402    2,078    1,782    1,418    2,243
 Unusual charges(2).............      --    10,010      --     7,121      --
                                 --------  -------  ------- --------  -------
                                   39,103   42,169   32,154   33,325   22,723
                                 --------  -------  ------- --------  -------
Operating income (loss).........  (17,787)  (5,564)   1,455   (5,000)   5,821
Other income (expense)..........     (270)      13      926      385      346
                                 --------  -------  ------- --------  -------
Income (loss) before income
 taxes..........................  (18,057)  (5,551)   2,381   (4,615)   6,167
Income tax benefit (expense)....   (1,877)     580      855   (5,684)  (2,687)
                                 --------  -------  ------- --------  -------
Net income (loss)............... $(19,934) $(4,971) $ 3,236 $(10,299) $ 3,480
                                 ========  =======  ======= ========  =======
Net income (loss) per common
 share
 (basic and diluted)............ $  (1.13) $ (0.28) $  0.19 $  (0.69) $  0.24
                                 ========  =======  ======= ========  =======

                                             As of December 31
                                 --------------------------------------------
                                   1999     1998     1997     1996     1995
                                 --------  -------  ------- --------  -------
Balance Sheet Data:
Total assets.................... $ 73,525  $82,829  $76,584 $ 69,787  $66,357
Long-term liabilities...........    1,504      787    2,085    1,124    1,598
Stockholders' equity............   45,130   55,017   57,412   53,029   51,130

--------
(1) Excludes amortization of deferred software capitalization costs.
(2) Amounts were previously included as part of 'Depreciation and Amortization.'
(3) Unusual charges consist principally of merger costs in 1998 and writedown of assets in each of 1998 and 1996. See also Note 11 of the Notes to Consolidated Financial Statements.

  Any trends that may be derived from the above table are not necessarily indicative of our future operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." This discussion may contain forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed below in "--Factors Affecting Future Performance" and elsewhere in this report.

Overview

  IVI Checkmate is a full-service solutions provider in the electronic payment industry in the U.S., Canada and Latin America. We provide point-of-service products such as terminals, check readers and software to facilitate the processing of electronic payment transactions such as check, debit, credit, smart card and electronic benefits transfer among consumers, merchants and financial institutions.

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

  The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the IVI Checkmate consolidated financial statements and accompanying notes. The financial statements have been prepared based on accounting principles generally accepted in the United States. As used herein, the terms "fiscal 1997", "fiscal 1998" and "fiscal 1999" refer to our fiscal years ended December 31, 1997, 1998 and 1999, respectively.

Results of Operations

 Fiscal 1999 Compared to Fiscal 1998

  Revenues. Net revenues declined to $97.9 million in fiscal 1999 compared to $107.1 million in fiscal 1998. The change in net revenues was primarily attributable to a product shift from traditional terminal units to our new eN-Touch payment terminal. Furthermore, as a result of product issues discovered in our eN-Touch terminal early in fiscal 1999, significant delays in anticipated sales of the product resulted as the terminal had to be redesigned and tested. This process was ongoing throughout the year and is nearing completion.

  Cost of Sales. Cost of sales increased 7% to $73.5 million in fiscal 1999 from $68.4 million in fiscal 1998. Included in cost of sales for fiscal 1999 and 1998 are significant inventory write-offs of $8.6 million and $2.6 million, respectively. Additional information on these write-offs is provided in Note 11 to our Consolidated Financial Statements. Excluding these inventory write-offs, cost of sales in fiscal 1999 declined 2% from fiscal 1998 despite a 9% decline in net revenues over the same period. We did not experience an equivalent percentage reduction in cost of sales in fiscal 1999 due to the increasing proportion of our net revenues being derived from the resale of Ingenico products. In fiscal 1999, lower margined Ingenico products accounted for 14% of net revenues compared to 9% in fiscal 1998.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $32.1 million or 32.8% of revenues in fiscal 1999 from $25.1 million or 23.4% of revenues in fiscal 1998. The increase in expenses was the result of the inclusion in fiscal 1999 of the operating expenses of our Financial Systems division, which was acquired in April 1999, and unusual charges of $2.8 million primarily incurred to streamline our U.S. operations. Additional information on these unusual charges is provided in Note 11 to our Consolidated Financial Statements.

  Research and Development. Gross development expenditures include research and development expense and capitalized software development costs, and consist primarily of labor. Gross product development expenditures fluctuate from quarter to quarter and year to year depending on the timing of product development projects. In fiscal 1999, research and development costs were incurred for the development of our Mainsail software and for development of new products that incorporate new technology such as wireless connectivity and touch screen applications. We anticipate that these new products will be marketable in 2000. In fiscal 1998, we announced several new products, including the Elite 780 wireless point-of-sale terminal and the eN-Touch 1000 terminal. Gross expenditures for fiscal 1998 are net of expenditures of $669,000 that were incurred by NTN in its development of a Windows/NT software platform, which costs were subsequently written off upon our merger with Plourde and are classified as part of merger costs in our statements of operations. The table set forth below provides a summary of our product development expenditures in the last three fiscal years.

                                                        Year Ended December
                                                                31
                                                       -----------------------
                                                        1999     1998    1997
                                                       -------  ------  ------
                                                         (In thousands of
                                                             dollars)
Gross product development expenditures................ $10,134  $9,076  $9,789
Less: capitalized software development costs..........   5,509   4,113   4,186
                                                       -------  ------  ------
Net research and development expense.................. $ 4,625  $4,963  $5,603
                                                       =======  ======  ======
Product development as a percentage of net revenues:
 Gross expenditures...................................    10.3%    8.5%   10.6%
 Net expense..........................................     4.7%    4.6%    6.0%


  Amortization of Software Development Costs. Amortization of software development costs increased to $3.2 million in fiscal 1999 from $2.1 million in fiscal 1998, as we began to amortize previously capitalized software development project costs that have reached commercial production stage in 1999.

  Income Tax Benefit (Expense). Our federal statutory tax rate in the U.S. is 34%. However, our income taxes were affected in fiscal 1999 and 1998 by utilization of operating loss carryovers of previous years and by a valuation allowance adjustment on the realization of these non-operating loss carryovers in future years. As a result of these factors, the taxes recorded on the statements of operations in fiscal 1999 and 1998 do not directly correlate to the level of pre-tax earnings or losses in those years.

  We recorded an income tax expense in fiscal 1999 of $1.9 million and an income tax benefit in fiscal 1998 of $580,000. At December 31, 1999, we had approximately $37 million of net operating loss carryforwards available to offset future U.S. taxable income. Realization of our net deferred tax assets depends on us generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. However, due to recent losses in the current and prior years, we have increased our valuation allowance to entirely offset the income tax benefit that would otherwise be recognized on our U.S. loss carryforwards.

Fiscal 1998 Compared to Fiscal 1997

  The following comparison of financial results between fiscal 1998 and fiscal 1997 reflects a prospective change in our investment in IVI Ingenico Inc., a joint venture between IVI Checkmate and Ingenico S.A. to pursue market opportunities in Latin America. For fiscal 1997, we consolidated the operations of IVI Ingenico into our financial results due to our 51% ownership and our effective control of the operations. Effective January 1, 1998, our ownership in IVI Ingenico was reduced to 50% and effective control passed to Ingenico. Consequently, we prospectively accounted for our investment on an equity basis. As IVI Ingenico did not constitute a significant part of our operations, the change in accounting did not have a significant impact on the change in revenues and operating expenses in fiscal 1998 compared to fiscal 1997.

  Revenues. Net revenues increased 16% to $107.1 million in fiscal 1998 from $92.7 million in fiscal 1997. The increase in net revenues was attributed to:

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

  Cost of Sales. Excluding $2.6 million in product redundancy costs related to mergers in fiscal 1998, cost of sales increased 13% to $65.8 million in fiscal 1998 from $58.0 million in fiscal 1997 as a result of a 16% increase in net revenues over the same period. As a percentage of net revenues, cost of sales decreased to 61% in fiscal 1998 from 63% in fiscal 1997. The improvement is a result of continued cost reduction programs and on-going business integration and manufacturing efficiencies related to the combination of IVI and Checkmate.

  Amortization of Software Development Costs. Amortization of software development costs increased to $2.1 million in fiscal 1998 from $1.0 million in fiscal 1997, as we began to amortize previously capitalized software development project costs that have reached commercial production stage in 1998.

  Selling, General and Administrative. Selling, general and administrative expenses increased 1% to $25.1 million in fiscal 1998 from $24.8 million in fiscal 1997. These expenses represented 23% and 27% of net revenues in fiscal 1998 and 1997, respectively. The decrease in selling, general and administrative expenses as a percentage of revenues reflects synergies from the combination of IVI and Checkmate and subsequent mergers in fiscal 1998, our commitment to sell more effectively, and our commitment to provide a wider range of end-to-end payment solutions to our customers with limited increases in selling costs.

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

  . inventory obsolescence provision to reflect product redundancies, which has been included as part of cost of sales;

  . the write-off of a Windows/NT software platform under development by NTN that was made redundant by the availability of Plourde's own commercially viable Windows/NT platform; and

  . the write-off of the remaining goodwill related to NTN as a result of a permanent impairment in value which arose due to the termination of development of a Windows/NT software platform by NTN.

  Income Tax Benefit. As a result of adjustment to our valuation allowance in fiscal 1998 and fiscal 1997, we recorded income tax benefits of $580,000 and $855,000 for fiscal 1998 and fiscal 1997, respectively. The net deferred tax assets at December 31, 1998 were $3.3 million, net of a valuation allowance of $6.3 million, primarily relating to the tax benefits associated with net operating loss carryforwards. Realization of our net deferred tax assets depends on us generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. At December 31, 1998, we believe that future levels of taxable income will be sufficient to realize the net deferred tax asset.

Liquidity and Capital Resources

  We finance our operations primarily through cash flows from operations. Net cash provided by (used in) operating activities was $5.4 million in fiscal 1999, $3.5 million in fiscal 1998 and $(1.0) million in fiscal 1997. The fluctuations in each year were the result of the timing and magnitude of sales, which affected the levels of accounts receivable, inventory and accounts payable balances.

  Net cash used in investing activities was $8.6 million in fiscal 1999, $5.1 million in fiscal 1998 and $7.1 million in fiscal 1997. Purchases of property and equipment, capitalized software development costs and other non-current assets were $8.6 million, $8.8 million and $8.4 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. These uses of net cash were offset by net proceeds from the sale of investments of $3.7 million and $1.2 million in fiscal 1998 and fiscal 1997, respectively.

  Net cash provided by financing activities was $1.2 million in fiscal 1999, $2.7 million in fiscal 1998 and $5.1 million in fiscal 1997, and was primarily the result of the issuance of common stock upon stock option exercises.

  As of December 31, 1999, we had working capital of $23.1 million, including $8.3 million in cash and cash equivalents. Furthermore, lines of credit have been established with maximum borrowings totaling, in aggregate, approximately $11.0 million. While these lines of credit expire during 2000, we are currently in the process of renegotiating these lines. As of December 31, 1999, no borrowings under these lines of credit were outstanding.

  As of December 31, 1999, we did not have any material commitments for capital expenditures.

  We believe that cash and cash equivalents on hand as of December 31, 1999, together with cash flows from operations and available borrowings under the lines of credit, will be sufficient to maintain our current level of operations for at least the next 12 months.

Year 2000 Issue

  In late 1999, we completed all of the necessary Year 2000 testing and remediation of our products and internal systems. As a result of those efforts, we did not experience any significant disruptions in our information technology and non-information technology systems and believe our systems successfully responded to the Year 2000 date change. Furthermore, we are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The total costs incurred by us to prepare for the Year 2000 date change were not significant to our financial results. Although it remains possible that Year 2000 related problems could still arise, we do not feel it necessary to implement any additional procedures throughout the year 2000 to monitor any latent Year 2000 problems that may arise.

Impact of Recent Accounting Standards

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain views of the SEC's accounting staff on applying generally accepted accounting principals to revenue recognition in financial statements. The staff believes revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We believe our current revenue recognition policy complies with the SEC staff's guidelines. This bulletin is effective for the second quarter ending June 30, 2000.

  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. We have not used derivative instruments and we do not expect the adoption of SFAS 133 to have a material impact on our financial position or results of operations.

  In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 97-2") to require recognition of revenue using the "residual method" in circumstances outlined in SOP 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not expect the adoption of SOP 98-9 in fiscal 2000 will have a significant impact on our financial position or results of operations.

Inflation and Foreign Exchange Exposure

  To date, we believe inflation has not had a material impact on our operations. We are, however, exposed to certain foreign currency exchange risks. Our exposure to foreign currency exchange risk at December 31, 1999 with regard to Canadian dollars was reflected in a cumulative currency translation adjustment to stockholders' equity of approximately $956,000. In fiscal 1999, the Canadian dollar strengthened relative to the U.S. dollar, which affected, to a small degree, sales and expenses in fiscal 1999 that were denominated in Canadian currency.

                     FACTORS AFFECTING FUTURE PERFORMANCE

If we cannot keep up with changes in technology, we might be unable to effectively compete and might lose customers.

  The electronic payment industry is constantly changing. These changes include, among others:

  .  rapid technological advances;

  . evolving industry standards in electronic fund transfer and point-of-sale products;

  .  changes in customer requirements; and

  .  frequent new product introduction and enhancements.

  To be successful, we must develop and use leading technologies effectively, and continue to satisfy customer needs on a timely and cost-effective basis. While we continue to develop new products and technologies, we may not successfully keep up with the new products and technological advances of others. Several of our competitors have introduced products and technologies that will compete with our products and technologies. We cannot guarantee that present or potential customers will accept our new products and technologies or that they will not choose to use our competitors' products and technologies. If we are unable to develop and market new products and product enhancements that achieve market acceptance on a timely and cost-effective basis, it could materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of large customers for a significant percentage of our revenues so the loss of one or more of these customers could produce a material and adverse effect.

  We rely on large banks and retail customers with a large number of point-of-sale stations for a significant percentage of our revenues. We continue to diversify our customer base by developing strategic alliances and partnerships to open more distribution channels and limit our reliance on large customers. While we continue to transact business with our current customers and attract new ones, our revenues will decrease significantly if we lose a large customer. We may also be unsuccessful in attracting new customers. The demand for our products and services, especially from our large customers, may decline. If these things occur, they could materially and adversely affect our business, financial condition and results of operations.

If competition in the electronic payment industry increases, it could limit our ability to grow.

  The electronic payment industry is very competitive and subject to rapid technological change. We expect competition to increase in the future. To compete successfully in the future, we must respond promptly and effectively to changes in technology. We must also respond to our competitors' innovations and provide low cost products through manufacturing efficiencies and other costs savings measures. Many of our competitors have significantly greater financial, marketing, service, support and technical resources than we. Some of these competitors also have greater name recognition than we. Accordingly, our competitors may be able to respond more quickly than we may to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of products than we may. In addition, our profit margins could decline because of competitive pricing pressures that may have a material adverse effect on our business, financial condition, and results of operations. Consequently, we may not compete successfully against current or future competitors, and the competitive pressures that we face may negatively affect our business, financial condition and results of operations.

  We attempt to differentiate ourselves from our competitors by providing end-to-end solutions. Our competitors include VeriFone, Inc., a division of Hewlett-Packard Company, Hypercom Corp. and NBS Technologies, Inc. Current and potential competitors may make acquisitions or establish alliances among themselves or with others. These acquisitions or alliances could increase the ability of competitors' products to address the needs of our current or prospective customers. As a result, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain a significant share of the electronic payment market. For us, this could result in price restrictions, the loss of current or prospective customers, fewer customer orders and reduced net income.

Our hardware and software may contain defects and undetected errors that could affect its performance, causing us to lose customers, spend large amounts to correct the problems or become subject to product liability claims.

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

  .  significant product liability claims;

  . diversions of engineering and other resources from our other product development efforts; and

  .  loss of credibility with our distributors and customers.

Therefore, any undetected defects and errors in our hardware and software could adversely affect our business, financial condition and results of operations.

We may not achieve the increases in operating income that we expect to result from the integration of NTN into IVI Checkmate.

  We cannot guarantee that we will realize the increases in operating income that we anticipate from integrating NTN's operations and our operations as fully or as quickly as we expect. Successful integration of NTN's operations will depend primarily on our ability to consolidate operations systems and procedures and to eliminate redundancies and costs. We may be unable to integrate our operations without encountering difficulties, including, without limitation, the loss of key employees and customers, the disruption of our businesses, or possible inconsistencies in standards, controls, procedures and policies.

Our quarterly operating results are difficult to predict, and unexpected results could harm our stock price.

  Our future success depends on a number of factors, many of which are unpredictable and beyond our control. Moreover, many of these factors are likely to cause our operating results, cash flows and liquidity to fluctuate significantly from quarter to quarter in the future.

  Factors which may cause our quarterly operating results, cash flows and liquidity, and therefore our stock price, to fluctuate, include:

  . the timing of the introduction of new or enhanced products and services offered by us or our competitors;

  . our customers' inventory levels of our products, which may affect the time of future orders;

  .  competitive pricing pressures;

  . the number, size and successful integration of acquired companies and relationships with alliance partners; and

  .  foreign currency exposures.

  Quarterly revenues and expenses are difficult to predict because the market for our products and services is rapidly evolving. Our expense levels are based, in part, on our expectations about future revenues. We typically record a disproportionate amount of our revenue for each quarter in the final month of the quarter, while expenses are generally incurred more evenly throughout the period. If our actual revenue levels do not meet our projections or our expenses exceed our projections, operating results would likely be negatively affected. Due to many factors, we believe that period-to-period comparisons of our business are not necessarily meaningful. Because our industry changes so quickly, our operating results in future quarters could be below the expectations of public market analysts and investors. If we did not meet these expectations, our stock price could fall significantly.

  In addition, from time to time the stock market experiences significant price and volume fluctuations. Stock market fluctuations have particularly affected the stock prices of technology companies, such as ours.

Government and industry regulations may result in increased costs and a delay in the introduction of new products.

  We must obtain product certification on the applicable customer's systems in the U.S., Canada and other countries. Any delays in obtaining necessary certifications with respect to future products may delay the introduction or result in the cancellation of these products. If we have any delays in obtaining necessary certifications with respect to future products, our business, financial condition and results of operations could be negatively affected.

  We are subject to regulation by the Federal Communications Commission with respect to the performance of certain products. Compliance with future regulations or changes in the interpretation of existing regulations may result in a need to modify products or systems. In the event that FCC rules are added or their interpretations are changed, we could be negatively affected.

Because we have only limited protection of our proprietary technology and intellectual property rights, others may copy them and harm our ability to compete.

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

  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We could be negatively affected if our means of protecting our proprietary information are inadequate. We may also be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Furthermore, our competitors also may independently develop technologies that are substantially equivalent or superior to our technology.

We may not be successful in avoiding claims that we infringe others' proprietary rights and could be required to pay judgments or licensing fees.

  Although we believe that our services and products do not infringe on the intellectual property rights of others, we cannot prevent someone else from asserting a claim against us in the future for violating their technology rights. In the ordinary course of our business, third parties may claim that our services infringe on their patent, copyright or trademark rights. We also may be subject to court actions alleging that we violated a third party's copyright or trademark rights. Third parties making infringement claims may have significantly greater resources than we do to pursue litigation, and we cannot be certain that we would prevail in an infringement action.

  Infringement claims, whether with or without merit, could be time consuming, distract management, result in costly litigation, delay the introduction of new services and require us to enter into royalty or licensing agreements. As a result of an infringement claim, we could be required to discontinue use of a specific technology, trade name or service mark. In these instances, it could be expensive for us to develop or buy replacement technology or market a new name. Consequently, whether justified or not, infringement claims could have a negative effect on our business, financial condition and results of operations.

Any failure of supply chain manufacturers and suppliers to timely provide necessary components and services could cause production delays and a loss of customers.

  We currently depend on third-party manufacturers and suppliers for the assembly of certain products and components. While there are many such manufacturers and suppliers in the marketplace, we currently use only a limited number of them and if any of the current manufacturers or suppliers were to go out of business or be unable to meet our supply commitments or demands, production of products and delivery of services could be delayed until an alternative manufacturer or supplier is found.

  The use of outside manufacturers and suppliers also subject us to the following additional risks:

  .  potential quality assurance problems;

  . availability of suitable competitive and cost effective manufacturers and suppliers;

  .  potential loss of product margin; and

  . price fluctuation, particularly for certain static random access memory products.

  While we maintain additional inventory of certain products and continually evaluate alternative sources of supply, the delays and risks described above could adversely affect our business, financial condition and results of operations.

We are subject to risk of product liability claims, which could materially and adversely affect our business and financial results.

  Our products are generally used to manage data critical to large organizations. As a result, our development, sale and support of products may entail the risk of product liability claims. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, these provisions may not be effective under the laws of all jurisdictions. The insurance that we maintain may not be sufficient in scope or amount to cover all personal injury, property damage and other claims if the limitations on our liability contained in our license agreements are ineffective. Therefore, a successful product liability claim brought against us could materially and adversely affect our business, financial condition and results of operations. In addition, defending a product liability suit, regardless of its merits, could require us to incur substantial expense and require the time and attention of key management personnel. This could also materially and adversely affect our business, financial condition and results of operations.

If we are unable to attract and retain key personnel, we may have to employ less qualified personnel and may experience high turnover costs.

  Our future performance depends upon the continued services of a number of senior management and key technical personnel. The loss or interruption of the services of one or more key employees could have a material adverse effect on our business, financial condition and results of operations.

  Our future financial results also will depend upon our ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense and is likely to intensify in the future. We compete for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than our own. Significant competition exists for qualified technical, managerial and marketing personnel. At times, we have experienced and continue to experience difficulty retaining and recruiting qualified personnel. If we are unable to hire and retain qualified personnel in the future, it could materially and adversely affect our business, financial condition and results of operations.

If we are unable to effectively manage our growth, our business could suffer.

  Our future operating results will depend heavily on our ability to manage our business and make appropriate changes in the face of our growth and changing industry conditions. If we do not respond appropriately to growth and change, the quality of our services, our ability to retain key personnel and our business in general could be negatively affected. If we do not correctly predict our growth, our business, financial condition and results of operations could be negatively affected.

We are subject to risks associated with making acquisitions, which could materially and adversely affect our business and financial results and otherwise limit our ability to grow through acquisitions.

  As part of our business strategy, we continually evaluate potential acquisitions of, and cooperative ventures to acquire complementary technologies, products and businesses in the electronic payment market. In our pursuit of strategic alliances, partnerships and acquisitions, we may be unable to:

  . identify suitable strategic alliances, partnerships and acquisition candidates;

  . compete for strategic alliances, partnerships and acquisitions with other companies, many of which have substantially greater resources than ours;

  . obtain sufficient financing on acceptable terms to fund strategic alliances, partnerships and acquisitions;

  . complete strategic alliances, partnerships and acquisitions on terms favorable to us;

  . integrate acquired technologies, products and businesses into our existing operations; and

  .  profitably manage acquired technologies, products and businesses.

  Strategic alliances, partnerships and acquisitions may also involve a number of risks, including, among others, that:

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

We cannot be sure that the Year 2000 problem will not affect our business.

  Through March 21, 2000, we have had no significant problems related to Year 2000 issues associated with our products or the computer systems, software and other equipment that we use. However, unanticipated Year 2000 problems could still occur, and we cannot guarantee that the Year 2000 problem will not adversely affect our business, financial condition or results of operations.

We have adopted measures that have anti-takeover effects, which may discourage transactions that may be beneficial to stockholders.

  Under our certificate of incorporation, the board of directors may issue preferred stock, with any rights we may wish to assign, without stockholder action. We have also adopted a stockholder rights plan under which we have distributed rights to purchase shares of our Series C junior participating preferred stock to our stockholders. If certain triggering events occur, the holders of the rights will be able to purchase shares of common stock at a price substantially discounted from the then applicable market price of the common stock.

Exchange rate fluctuations between the U.S. dollar and other currencies in which we do business may result in currency transaction losses.

  A portion of our revenues is denominated in Canadian dollars. Consequently, fluctuations in exchange rates between the U.S. and Canadian dollar may have an adverse effect on our business, financial condition and results of operations and could also result in exchange losses. Foreign currency transaction gains and losses are a result of transacting business in certain foreign locations in currencies other than the functional currency of the location. We attempt to balance our revenues and expenses in each currency to minimize net foreign currency risk. To the extent that we are unable to balance revenues and expenses in a currency, fluctuations in the value of the currency in which we conduct our business relative to the functional currency have caused and will continue to cause currency transaction gains and losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. These currency exchange risks could materially and adversely affect our business, financial condition and results of operations.

  We have not sought to hedge the risks associated with fluctuations in exchange rates but may undertake transactions of this type in the future. Any hedging techniques that we implement in the future may not be successful, and hedging techniques that we use could exacerbate exchange rate losses.

A large number of shares of our stock are currently eligible for public sale, which could cause our stock price to drop.

  Sales of a substantial number of shares of our common stock in the public market, or the prospect of these sales, could adversely affect the market price of our common stock. These sales or the prospect of these sales could also impair our ability to raise needed funds in the capital markets at a time and price favorable to us. As of December 31, 1999, we had approximately 18,147,569 shares of common stock outstanding, including approximately 5,356,000 exchangeable shares of IVI Checkmate Ltd. which are exchangeable by the holders at any time for shares of our common stock on a one-for-one basis. Most of the currently outstanding IVI Checkmate common stock and all of the IVI Checkmate common stock for which the exchangeable shares are exchangeable have been registered under the Securities Act of 1933. As of December 31, 1999, all of the approximately 18,147,569 outstanding shares were eligible for sale in the public market. However, the approximately 2,354,541 outstanding shares owned as of December 31, 1999 by IVI Checkmate's directors and executive officers and their affiliates are eligible for sale in the public market at such times and in such amounts as are permitted under Rule 144 of the SEC.

  As of December 31, 1999, we had options outstanding under various stock option plans to purchase a total of approximately 3,727,000 shares of common stock at a weighted average exercise price of $6.07 per share. We have reserved an additional 880,730 shares of common stock that we may issue upon the exercise of options that may be granted in the future under these plans. Substantially all of the shares that are issuable upon the exercise of these options, as well as the shares that are issuable under our employee stock purchase plan, have been registered under the Securities Act. All of these shares will be freely tradable in the public market, except for shares held by our affiliates which will be eligible for public sale in such amounts as are permitted under Rule 144.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

  We do not engage in trading market risk sensitive instruments nor do we purchase, whether for investment, hedging or purposes "other than trading," instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange rate, commodity price risk or equity price risk, except as discussed in the following paragraphs. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps, except as discussed in the following paragraphs.

  Our Canadian operations generate cash denominated in foreign currency. Consequently, we are exposed to certain foreign currency exchange rate risks. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar. When the U.S. dollar strengthens against the Canadian dollar, the value of Canadian sales converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of Canadian sales converted to U.S. dollars increases.

  In the normal course of our business, we are exposed to certain foreign currency exchange risks. Our exposure to foreign currency exchange rate risk at December 31, 1999 with regard to Canadian dollars was reflected in a cumulative currency translation adjustment to stockholders' equity of approximately $956,000. Any strengthening or weakening of the U.S. dollar relative to the Canadian dollar may have a material effect on our earnings or cash flow.

  Considering both the anticipated cash flows from changes in net working capital and anticipated revenues for the next quarter, a hypothetical 10% strengthening of the U.S. dollar relative to the Canadian dollar would not materially adversely affect expected first quarter 2000 earnings or cash flows. This analysis is dependent on actual Canadian dollar sales during the next quarter. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Exchange rate fluctuations between the U.S. dollar and other currencies in which we do business may result in currency transaction losses".

Item 8. Financial Statements and Supplementary Data.

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                          Page
                                                                          ----
Reports of Independent Auditors..........................................  21
Consolidated Balance Sheets as of December 31, 1999 and 1998.............  23
Consolidated Statements of Operations for the years ended December 31,
 1999, 1998 and 1997.....................................................  24
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1999, 1998 and 1997                                          25
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997.....................................................  26
Notes to Consolidated Financial Statements...............................  27

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
IVI Checkmate Corp.

We have audited the accompanying consolidated balance sheets of IVI Checkmate Corp. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1997 financial statements of International Verifact Inc. which statements reflect net revenues constituting approximately 50% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for International Verifact Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1997, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IVI Checkmate Corp. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, based on our audits and the reports of the other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

February 18, 2000, except for Note 14, as
 to which the date is February 22, 2000
Atlanta, Georgia

                        REPORT OF INDEPENDENT AUDITORS

To the Directors of
International Verifact Inc.

  We have audited the consolidated statements of operations, stockholders' equity, and cash flows of International Verifact Inc. for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated fiancial statements based on our audits.

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

  In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows for year ended December 31, 1997 in accordance with generally accepted accounting principles in the United States.

                                          COOPERS & LYBRAND

February 12, 1998
Toronto, Ontario

                              IVI CHECKMATE CORP.

                          CONSOLIDATED BALANCE SHEETS
              (In Thousands of Dollars, Except for Share Amounts)

                                                               December 31
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
ASSETS
Current assets
 Cash and cash equivalents................................. $  8,279  $  9,846
 Accounts receivable, less allowance of $1,329 and $715
  at December 31, 1999 and 1998, respectively..............   20,050    31,820
 Inventories...............................................   18,238    15,743
 Deferred tax asset........................................      848     4,060
 Prepaid expenses and other assets.........................    2,542     1,581
                                                            --------  --------
Total current assets.......................................   49,957    63,050
Property and equipment, net................................    9,654     8,224
Capitalized software development costs, net of accumulated
 amortization
 of $7,647 and $4,765 at December 31, 1999 and 1998,
 respectively..............................................   12,822    10,150
Intangible assets, net of accumulated amortization of
 $1,620 and
 $1,295 at December 31, 1999 and 1998, respectively........    1,064     1,320
Other assets...............................................       28        85
                                                            --------  --------
                                                            $ 73,525  $ 82,829
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable.......................................... $ 12,255  $ 17,547
 Accrued liabilities.......................................   11,273     6,622
 Deferred revenue..........................................    3,350     2,805
 Other.....................................................       13        51
                                                            --------  --------
Total current liabilities..................................   26,891    27,025
Deferred tax liability.....................................    1,500       769
Other long-term liabilities................................        4        18
                                                            --------  --------
                                                              28,395    27,812
                                                            --------  --------
Stockholders' equity
 Preferred stock, $0.01 par value
  Authorized--1,000,000 shares
  Issued and outstanding--803,353 and 0 at December 31,
   1999 and 1998, respectively.............................        8       --
 Common stock, $0.01 par value
  Authorized--99,000,000 shares
  Issued and outstanding--18,147,569 and 17,834,765 at
   December 31, 1999 and 1998, respectively ...............      182       178
 Additional paid-in capital................................   88,962    80,109
 Accumulated deficit.......................................  (43,066)  (23,132)
 Accumulated comprehensive loss ...........................     (956)   (2,138)
                                                            --------  --------
Total stockholders' equity.................................   45,130    55,017
                                                            --------  --------
                                                            $ 73,525  $ 82,829
                                                            ========  ========

                            See accompanying notes.

                              IVI CHECKMATE CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (In Thousands of Dollars, Except for Per Share Amounts)

                                                     Year Ended December 31
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
Net revenues....................................... $ 97,934  $107,122  $92,665
Cost of sales .....................................   73,450    68,442   58,015
Amortization of software development costs             3,168     2,075    1,041
                                                    --------  --------  -------
Gross profit.......................................   21,316    36,605   33,609
                                                    --------  --------  -------
Operating expenses:
 Selling, general and administrative...............   32,076    25,118   24,769
 Research and development..........................    4,625     4,963    5,603
 Depreciation and amortization.....................    2,402     2,078    1,782
 Merger and related costs..........................      --      8,710      --
 Write-off of long-lived assets....................      --      1,300      --
                                                    --------  --------  -------
                                                      39,103    42,169   32,154
                                                    --------  --------  -------
Operating income (loss)............................  (17,787)   (5,564)   1,455
Other:
 Interest income...................................      192       423      588
 Interest expense..................................     (253)     (121)    (110)
 Share of equity investee loss.....................     (209)     (342)     --
 Minority interest.................................     --          53      448
                                                    --------  --------  -------
Income (loss) before income taxes..................  (18,057)   (5,551)   2,381
Income tax benefit (expense).......................   (1,877)      580      855
                                                    --------  --------  -------
Net income (loss).................................. $(19,934) $ (4,971) $ 3,236
                                                    ========  ========  =======
Net income (loss) per share:
 Basic............................................. $  (1.13) $  (0.28) $  0.19
 Diluted........................................... $  (1.13) $  (0.28) $  0.19
Weighted average shares outstanding (000's):
 Basic.............................................   18,115    17,528   16,817
 Diluted...........................................   18,115    17,528   17,318




                            See accompanying notes.

                              IVI CHECKMATE CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                            Preferred
                              Stock     Common Stock
                            $0.01 Par     $0.01 Par
                              Value         Value     Additional              Accumulated                Total
                          ------------- -------------  Paid-In   Accumulated Comprehensive Treasury  Stockholders'
                          Shares Amount Shares Amount  Capital     Deficit   Income (Loss)  Stock       Equity
                          ------ ------ ------ ------ ---------- ----------- ------------- --------  -------------
Balance at January 1,
 1997...................   --     $--   16,631  $166   $73,790    $(21,372)     $   445    $   --      $ 53,029
 Comprehensive income:
 Net income.............   --      --      --    --        --        3,236          --         --         3,236
 Currency translation
  adjustment............   --      --      --    --        --          --        (1,172)       --        (1,172)
                                                                                                       --------
 Comprehensive income...   --      --      --    --        --          --           --         --         2,064
 Exercise of stock
  options...............   --      --      739     7     3,866         --           --         --         3,873
 Issuance of common
  stock.................   --      --       29     1       409         --           --         --           410
 Purchase of treasury
  stock.................   --      --      --    --        --          --           --      (2,159)      (2,159)
 Exercise of warrants...   --      --      --    --          4         --           --         --             4
 Capital dividend.......   --      --      --    --        --          (25)         --         --           (25)
 Tax benefit related to
  employee stock
  options...............   --      --      --    --        216         --           --         --           216
                           ---    ----  ------  ----   -------    --------      -------    -------     --------
Balance at December 31,
 1997...................   --      --   17,399   174    78,285     (18,161)        (727)    (2,159)      57,412
 Comprehensive loss:
 Net loss...............   --      --      --    --        --       (4,971)         --         --        (4,971)
 Currency translation
  adjustment............   --      --      --    --        --          --        (1,411)       --        (1,411)
                                                                                                       --------
 Comprehensive loss.....   --      --      --    --        --          --           --         --        (6,382)
 Exercise of stock
  options...............   --      --      363     4     1,396         --           --         --         1,400
 Issuance of common
  stock.................   --      --       73   --        333         --           --         --           333
 Sale of treasury
  stock.................   --      --      --    --         95         --           --       2,159        2,254
                           ---    ----  ------  ----   -------    --------      -------    -------     --------
Balance at December 31,
 1998...................   --      --   17,835   178    80,109     (23,132)      (2,138)       --        55,017
 Comprehensive loss:
 Net loss...............   --      --      --    --        --      (19,934)         --         --       (19,934)
 Currency translation
  adjustment............   --      --      --    --        --          --         1,182        --         1,182
                                                                                                       --------
 Comprehensive loss.....   --      --      --    --        --          --           --         --       (18,752)
 Exercise of stock
  options...............   --      --      313     4     1,631         --           --         --         1,635
Issuance of preferred
 stock..................   803       8     --    --      7,222         --           --         --         7,230
                           ---    ----  ------  ----   -------    --------      -------    -------     --------
Balance at December 31,
 1999...................   803    $  8  18,148  $182   $88,962    $(43,066)     $  (956)   $   --      $ 45,130
                           ===    ====  ======  ====   =======    ========      =======    =======     ========



                            See accompanying notes.

                              IVI CHECKMATE CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
OPERATING ACTIVITIES
Net income (loss)...............................  $(19,934) $ (4,971) $  3,236
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization.................     6,488     6,174     3,682
  Share of equity investee loss.................       209       342       --
  Deferred income taxes.........................     1,971    (1,398)     (554)
  Write-off of goodwill.........................       --        630       --
  Minority interest.............................       --        (54)     (448)
  Accretion of marketable securities discount...       --          9        30
  Changes in operating assets and liabilities
   (net of effect of purchase business
   combination):
   Accounts receivable..........................    15,677   (11,284)   (4,931)
   Inventories..................................       334     2,181    (2,541)
   Refundable income taxes......................       --        809      (469)
   Prepaid expenses and other assets............      (949)     (423)      258
   Accounts payable and accrued liabilities.....       714    10,267     1,301
   Deferred revenue.............................       514     1,202      (568)
                                                  --------  --------  --------
Net cash provided by (used in) operating
 activities.....................................     5,024     3,484    (1,004)
                                                  --------  --------  --------

INVESTING ACTIVITIES
Purchase of property and equipment..............    (3,182)   (3,559)   (4,156)
Capitalized software development costs..........    (5,509)   (4,113)   (4,186)
Purchase of intangible assets...................       --       (514)      --
Purchases of investments........................       --    (10,656)  (11,673)
Proceeds from sale of investments...............       --     14,390    12,882
Other...........................................        42      (600)       (8)
                                                  --------  --------  --------
Net cash used in investing activities...........    (8,649)   (5,052)   (7,141)
                                                  --------  --------  --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock..........     1,635     3,987     4,282
Repayments of debt..............................    (5,593)   (1,260)     (141)
Borrowings of debt..............................     5,542       --        500
Received from minority stockholders.............       --         20       411
                                                  --------  --------  --------
Net cash provided by financing activities.......     1,584     2,747     5,052
                                                  --------  --------  --------
Effect of exchange rate fluctuations on cash....       474      (723)     (472)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    (1,567)      456    (3,565)
Cash and cash equivalents at beginning of year..     9,846     9,390    12,955
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $  8,279  $  9,846  $  9,390
                                                  --------  --------  --------

Supplemental Disclosure of Cash Flow Information
 Cash paid for interest.........................  $     79  $    121  $     86
                                                  ========  ========  ========
 Cash paid for income taxes.....................  $     38  $    439  $    300
                                                  ========  ========  ========

See accompanying notes.

                              IVI CHECKMATE CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

  IVI Checkmate (also "we" and "our") designs, develops and markets point-of-sale payment and transaction systems in North and South America. Our automated payment solutions handle electronic payment transactions such as check, debit, credit, smart card and electronic benefits transfer, and serve the retail, financial, hospitality, banking, healthcare and transportation industries. The industry in which we operate is subject to rapid change due to the development of new competing technologies and products.

 Basis of Presentation

  The consolidated financial statements include the accounts of IVI Checkmate Corp. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  In December 1999, we completed the renegotiation of our investment in IVI Ingenico Inc., a 50%-owned business venture to market in South America the products of IVI Checkmate and Ingenico, the other 50% owner. The renegotiation, which became effective July 1, 1999, provided for the inclusion in IVI Ingenico the Latin American point-of-sale and smart card operations of Groupe Bull, S.A. In return, we agreed to reduce our ownership interest in IVI Ingenico from 50% to 24%. In fiscal 1999 and 1998, our investment in IVI Ingenico was accounted for using the equity method. In fiscal 1997, our financial statements included the consolidation of IVI Ingenico as we had at that time a 51% ownership and effective control. The change in accounting for the investment in IVI Ingenico from consolidation to the equity method in 1998 was accounted for prospectively, and the effect of this change was not material to our consolidated financial statements.

  In April 1999, we acquired the assets of the Financial Systems division of DataCard Corporation. See Note 10.

  In 1998, the operations of International Verifact Inc. ("IVI") and Checkmate Electronics, Inc. ("Checkmate") were combined pursuant to the Combination Agreement (the "Combination"). Under the terms of the Combination, IVI stockholders received, for each IVI common share, either one share of common stock of IVI Checkmate, or one IVI exchangeable share, which can be exchanged at any time for the IVI Checkmate common stock. Checkmate stockholders received 1.2775 shares of IVI Checkmate common stock for each Checkmate common stock and, accordingly, approximately 5,140,000 shares were converted. The Combination was accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements were restated to reflect the historical results of both companies for all periods presented. Information concerning common stock and per share data was restated on an equivalent share basis and assumes the exchange of all exchangeable shares.

  In 1998, we also completed mergers with Plourde Computer Services, Inc. ("Plourde") and Debitek Holdings Limited ("Debitek"), which were accounted for as pooling-of-interests, in which we issued 538,232 and 916,644 shares of our common stock to the stockholders of Plourde and Debitek, respectively. Accordingly, our consolidated financial statements were restated for all prior periods to give effect for these mergers.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates include amounts for allowance of doubtful accounts, inventory obsolescence reserve and warranty reserve. Actual results may differ from those estimates, and such differences could be material to our consolidated financial statements.

                              IVI CHECKMATE CORP.

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 Cash and Cash Equivalents

  Cash and cash equivalents consists of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased, and are stated at cost plus accrued interest which approximates market value.

 Inventories

  Inventories are valued at the lower of cost or market using the first-in, first-out method.

 Property and Equipment

  Property and equipment is stated at cost. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed over the estimated useful lives of the related assets (generally three to five years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense approximated $3.0 million, $3.8 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

 Capitalized Software Development Costs

  Costs related to internally developed software for new products and subsequent enhancements are capitalized only after the establishment of technological feasibility. Technological feasibility is considered established upon completion of planning, designing, coding and testing activities necessary to ensure a successful product development in accordance with technical performance requirements. Software development costs incurred prior to achieving technological feasibility are considered research and development expenditures and are expensed as incurred. Capitalized costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the related product (currently not to exceed five years). Recoverability of capitalized costs is assessed at each balance sheet date by comparing the unamortized capitalized costs to its net realizable value.

 Intangible Assets

  Intangible assets consists of costs related to copyrights, patents, trademarks, technology property rights, licensing rights, and non-compete agreements. Such assets are amortized on a straight-line basis from five to eleven years, with amortization expense of approximately $308,000, $292,000 and $216,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                              IVI CHECKMATE CORP.

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

 Revenue Recognition

  IVI Checkmate generates revenue through sales of hardware terminals and peripherals, and in providing professional services and licensing software.

  Hardware revenue is normally recognized upon shipment when title and risk of ownership have transferred. We provide a one-year warranty that our products are free from defects. Estimated warranty costs are recorded when revenue is recognized.

  Professional services consists of software application projects requiring significant customization, software licenses, maintenance contracts and other services. Revenue from software application projects, which include software licenses and professional services, is generally recognized using the percentage-of-completion method over the implementation period. Percentage of completion is determined using the number of hours incurred as compared to the total estimated number of hours to complete the project. Maintenance revenue is recognized ratably over the life of the maintenance contract. Other service revenue is recognized as the related service is performed.

 Deferred Income Taxes

  Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Such amounts are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

 Employee Stock Options

  We have elected to follow the accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for employee stock options. The pro forma effect on the accompanying consolidated statements of operations of reporting under FASB Statement No. 123, "Accounting for Stock-Based Compensation" is presented in Note 5.

 Net Earnings Per Share of Common Stock

  Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common stockholders is calculated as the net income (loss) for the period less any preferred dividends accrued in that period. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding and any dilutive effect of stock options and convertible securities.

 Impact of Recently Issued Accounting Standards

  In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes the staff's views on applying generally accepted accounting principals to revenue recognition in financial statements. The staff believes revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We believe our current revenue recognition policy complies with the SEC staff's guidelines. This bulletin is effective beginning the second quarter ending June 30, 2000.

                              IVI CHECKMATE CORP.

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. We have not used derivative instruments and we do not expect the adoption of SFAS 133 to have a material impact on our financial position or results of operations.

  In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 97-2") to require recognition of revenue using the "residual method" in circumstances outlined in SOP 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not expect the adoption of SOP 98-9 in fiscal 2000 will have a significant impact on our financial position or results of operations.

 Reclassifications and Restatements

  Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income or loss. In fiscal 1998 and 1997, we have reclassified our amortization of software development costs from "Depreciation and amortization" to a separate item in the calculation of gross profit. We have also reclassified in fiscal 1998 $2.6 million in inventory write-off from unusual charges to cost of sales.

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

  We try to maintain a diversity of customers such that total revenues are not dependent on any one customer. In each of 1999, 1998 and 1997, no one customer accounted for more than 10% of total revenues.

  We perform ongoing credit approvals of our customers. Trade receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. However, losses on receivables in the past have been within our expectations. Only one customer, a Canadian financial institution, accounted for more than 10% of total trade receivables at December 31, 1999, which was paid in January 2000.

  The carrying amounts reported in the balance sheets for cash and cash equivalents, investments, accounts receivable and accounts payable approximate their estimated fair values based on discounted cash flow analyses using current market rates.

                              IVI CHECKMATE CORP.

3. LINES OF CREDIT

  We have available with financial institutions lines of credit totaling $11 million. One of these lines expires on March 28, 2000, and we are currently in the process of renegotiations. This same line has a commitment fee of 0.25% per annum on that portion not borrowed. There were no borrowings outstanding under any of our credit lines at December 31, 1999 and 1998.

4. BALANCE SHEET INFORMATION

 Inventories

                                                                December 31
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                             (In thousands of
                                                                 dollars)
   Finished goods........................................... $ 12,578  $  6,222
   Work in process..........................................    2,798     1,320
   Raw materials and supplies...............................    9,873    11,944
                                                             --------  --------
                                                               25,249    19,486
   Less: obsolescence reserve...............................   (7,011)   (3,743)
                                                             --------  --------
                                                             $ 18,238  $ 15,743
                                                             ========  ========

 Property and Equipment

                                                                December 31
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                             (In thousands of
                                                                 dollars)
   Equipment................................................ $ 19,503  $ 17,444
   Furniture and fixtures...................................    2,647     2,465
                                                             --------  --------
                                                               22,150    19,909
   Less: accumulated depreciation...........................  (12,496)  (11,685)
                                                             --------  --------
                                                             $  9,654  $  8,224
                                                             ========  ========

5. EQUITY

 Exchangeable Shares

  In the pooling-of-interest in June 1998 between IVI and Checkmate, IVI stockholders received, for each IVI common share, either one share of common stock of IVI Checkmate or one IVI exchangeable share. Accordingly, 5,996,761 exchangeable shares were issued. Each exchangeable share has substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis, for a share of IVI Checkmate common stock. The 5,355,532 exchangeable shares that remained outstanding at December 31, 1999 have been included as part of the "Issued and outstanding' on the consolidated balance sheets, and have been reflected in all per share calculations.

 Preferred Stock

  Our board of directors is authorized to issue up to 1,000,000 shares of Preferred Stock, par value $.01 per share, in one or more series and to fix the powers, voting rights, designations and preferences of each series.

  In April 1999, we issued 803,353 shares of Redeemable Convertible Series D Preferred Stock to DataCard Corporation in consideration for the assets of its Financial System division. Terms of the preferred stock include

                              IVI CHECKMATE CORP.

5. EQUITY (continued)

dividends, which will accrue annually at a rate of nine percent (9%) per annum, and a convertability clause that would provide for the conversion of preferred stock into common stock on a one-for-one basis beginning on the third anniversary of April 1, 1999 and continuing until the fifth anniversary of April 1, 1999. If the holder of the Series D preferred stock does not elect to convert to common stock by the fifth anniversary of April 1, 1999, then, beginning on the first day after the fifth anniversary of April 1, 1999 and continuing sixty days thereafter, we must, at our option, either: (a) convert the Series D preferred stock to common stock, on the basis of one (1) share of common stock for one (1) share of Series D preferred stock and one (1) share of common stock for each nine dollars ($9.00) of dividends accrued and unpaid through the date of conversion; or (b) redeem the principal amount of the Series D preferred stock ($9.00 per share) and all dividends accrued and unpaid through the date of payment, in cash. Terms of the preferred stock also give the holder a graduated right to request an early redemption, prior to the third anniversary of April 1, 1999, but at a discounted principal value. An early redemption of preferred stock will be settled, at our option, in common stock or cash. Therefore, since the redemption or conversion of preferred stock may result in the issuance of common stock, we have appropriately included as part of equity the value of preferred stock outstanding.

  In September 1998, our board of directors designated 100,000 shares of Series C Junior Participating Preferred Stock. See "Stockholders' Rights Plan" below for a further description of these shares.

 Warrants

  We issued 200,000 warrants in April 1999 as part consideration for our acquisition of the assets of Financial Systems division of DataCard Corporation. The holder of these warrants will be able to purchase shares of common stock at an exercise price of $6.00 per share beginning April 1, 2002 and ending June 30, 2002, at which time the warrants expire (See Note 10-- Business Combinations).

 Stockholders' Rights Plan

  On September 16, 1998, our board of directors adopted a Stockholder Protection Rights Agreement and, in connection with such agreement, designated 100,000 shares of Series C Junior Participating Preferred Stock. The rights plan committee of the board of directors declared a dividend of one stock purchase right on each outstanding share of common stock and exchangeable share. The right will be exercisable only if a person or group becomes a 15% or more beneficial owner of IVI Checkmate. Each right entitles stockholders to buy one one-thousandth ( 1/1000th) of a share of the Series C Junior Participating Preferred Stock at an exercise price of $30.00. If certain triggering events occur, the holders of the rights will be able to purchase shares of common stock at a price substantially discounted from the then applicable market price of our common stock. Prior to the time they become exercisable, the rights are redeemable for one cent per right at the option of the board of directors.

 Stock Option Plans

  We reserved 2,500,000 common shares for issuance pursuant to our 1998 Long-Term Incentive Plan and 250,000 common shares for issuance pursuant to our 1998 Director Plan (the "Plans"). The Plans provide for the awarding of non-qualified stock options and director options, to purchase common shares from time to time at our discretion. At December 31, 1999, options totaling approximately 1,869,000 were issued and outstanding under these Plans.

  In addition, in connection with various poolings-of-interests in 1998, options that were previously granted and outstanding under former option plans of IVI, Checkmate and Plourde were assumed by us. At December 31, 1999, stock option obligations totaling approximately 1,858,000 remained under these former plans. These options will continue to be administered under their former plans, and any portions that expire or become unexerciseable for any reason shall cancel and be unavailable for future issuance.

                              IVI CHECKMATE CORP.

5. EQUITY (continued)

  The following table summarizes stock option plan activities.

                                                                        Weighted
                                                               Number   Average
                                                                 of     Exercise
                                                               Options   Price
                                                               -------  --------
                                                               (000's)
   Outstanding at January 1, 1997.............................  3,055    $6.58
    Granted...................................................  1,875    $5.93
    Exercised.................................................   (739)   $5.24
    Forfeited or expired...................................... (1,504)   $7.73
                                                               ------
   Outstanding at December 31, 1997...........................  2,687    $5.81
    Granted...................................................  1,152    $6.80
    Exercised.................................................   (363)   $4.00
    Forfeited or expired......................................   (302)   $6.69
                                                               ------
   Outstanding at December 31, 1998...........................  3,174    $6.29
    Granted...................................................  1,120    $4.79
    Exercised.................................................   (313)   $3.95
    Forfeited or expired......................................   (254)   $6.16
                                                               ------
   Outstanding at December 31, 1999...........................  3,727    $6.07
                                                               ======
   Options Exercisable:
    At December 31, 1997......................................  1,519    $5.60
    At December 31, 1998......................................  2,489    $6.16
    At December 31, 1999......................................  2,636    $6.40

  The following table summarizes information concerning options outstanding and exercisable at December 31, 1999:

                          Options Outstanding              Options Exercisable
                   -------------------------------------  -----------------------
                                  Weighted
                                   Average     Weighted                 Weighted
     Range of                     Remaining    Average                  Average
     Exercise        Number      Contractual   Exercise     Number      Exercise
      Prices       Outstanding      Life        Price     Exercisable    Price
   -------------   -----------   -----------   --------   -----------   --------
                     (000's)       (Years)                  (000's)
   $1.35--$ 3.44        792         5.05        $3.05          272       $2.66
   $5.05--$ 7.05      2,705         5.41        $6.62        2,134       $6.56
   $8.03--$11.55        230         5.78        $9.33          230       $9.33
                      -----                                  -----
                      3,727                                  2,636
                      =====                                  =====

  We have elected to follow APB 25 and related Interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires the information be determined as if we have accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options

                              IVI CHECKMATE CORP.

5. EQUITY (continued)

was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of approximately 4.5%-6.0%; no dividend yields; volatility factor of the expected market price of our common stock of 35%-68%; and a weighted-average expected life of the options of 1-7 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The weighted average estimated fair values of options granted in 1999, 1998 and 1997 were $2.40, $2.69 and $3.83, respectively.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information, assuming Statement 123 had been adopted, is as follows:

                                                      Year Ended December 31
                                                      -------------------------
                                                        1999     1998     1997
                                                      --------  -------  ------
                                                         (In thousands of
                                                             dollars,
                                                         except per share
                                                             amounts)
      Pro forma net income (loss).................... $(21,759) $(6,104) $1,409
      Pro forma net income (loss) per share
       (basic and diluted)........................... $  (1.23) $ (0.35) $ 0.08

6. OPERATING LEASES

  We lease certain property and equipment under non-cancelable lease agreements. Rental expense under operating leases was approximately $1.5 million, $1.4 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum payments under non-cancelable operating leases with terms of one year or more consisted of the following at December 31, 1999:

      2000.............................................................. $1,447
      2001..............................................................  1,219
      2002..............................................................    608
      2003..............................................................    354
      2004..............................................................    112
                                                                         ------
      Total future minimum lease payments............................... $3,740
                                                                         ======

                              IVI CHECKMATE CORP.

7. INCOME TAXES

  For U.S. federal income tax purposes, at December 31, 1999 we had approximately $36.8 million of net operating loss carryforwards available to offset future taxable income. These loss carryforwards began expiring in 1999, and will continue to expire through 2019. Utilization of these net operating loss carryforwards for income tax purposes is subject to certain limitations. Also, the utilization of net operating loss carryforwards to offset future taxable income may be further limited by any future changes in ownership in IVI Checkmate. In addition, at December 31, 1999, we had approximately $2.6 million of Federal Canadian undepreciated capital and scientific research and development costs available for deduction in future years with no time limits, and unutilized Canadian investment tax credit carryforwards of approximately $538,000. The utilization of these Canadian tax credits are subject to a ten year limitation from the date of original claim. Furthermore, we had a Canadian capital loss carryforward of $354,000 at December 31, 1999 available to offset Federal capital gains in future years with no time limits on its expiration. We also had $538,000 and $404,000 of Canadian Federal and Provincial non-capital loss carryforwards, respectively, available to offset future Canadian Federal and Provincial taxable income. All Canadian amounts stated above have been translated to reflect balances in U.S. dollars.

  The valuation allowance relates primarily to the deferred tax benefit of our net operating loss carryforwards in the U.S. due to the uncertainty regarding the utilization of these loss carryforwards in future years. In fiscal 1999, due to recent losses in the current and prior years, we have increased our valuation allowance to entirely offset the income tax benefit that would otherwise be recognized on our U.S. loss carryforwards, including tax benefits recorded in the first nine months of 2000.

  The provisions for income taxes consist of the following:

                                                      Year Ended December 31
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
                                                         (In thousands of
                                                             dollars)
   Income (loss) before taxes:
    Domestic........................................ $(20,357) $(6,772) $(2,144)
    International...................................    2,300    1,221    4,525
                                                     --------  -------  -------
   Total income (loss) before taxes................. $(18,057) $(5,551) $ 2,381
                                                     --------  -------  -------
   Current income tax benefit (expense):
    Federal......................................... $  2,067  $  (703) $   256
    State...........................................      230     (115)      45
    Foreign.........................................     (231)       0        0
                                                     --------  -------  -------
   Total current income tax benefit (expense).......    2,066     (818)     301
                                                     --------  -------  -------
   Deferred income tax benefit (expense):
    Federal.........................................   (2,613)     863     (243)
    State...........................................     (290)     140      (43)
    Foreign.........................................   (1,040)     395      840
                                                     --------  -------  -------
   Total deferred income tax benefit (expense)......   (3,943)   1,398      554
                                                     --------  -------  -------
   Provision for income tax benefit (expense)....... $ (1,877) $   580  $   855
                                                     ========  =======  =======

                              IVI CHECKMATE CORP.

7. INCOME TAXES (continued)

  A reconciliation of the provision of income taxes to the U.S. Federal statutory rate of 34% is as follows:

                                                     Year Ended December 31
                                                     ------------------------
                                                      1999     1998    1997
                                                     -------  ------  -------
                                                        (In thousands of
                                                            dollars)
   Tax benefit (expense) at statutory rate.......... $ 6,139  $1,887  $  (810)
   State taxes, net of Federal tax benefit
    (expense).......................................     722     237      (95)
   Research and development tax credits ............     150     --       --
   Foreign tax rate differential....................    (152)    --       --
   Change in valuation allowance....................  (9,882)    --     2,898
   Tax carryforward items...........................     --      --    (1,139)
   Permanent differences:
    Adjusting Canadian deduction pool...............   1,233     --       --
    Merger costs....................................     --     (950)     --
    Goodwill write-off..............................     --     (239)     --
    Other...........................................     (87)   (355)       1
                                                     -------  ------  -------
   Provision for income tax benefit (expense)....... $(1,877) $  580  $   855
                                                     =======  ======  =======

  The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets (liabilities) consist of the following:

                                                           December 31
                                                    ---------------------------
                                                        1999           1998
                                                    -------------  ------------
                                                    (In thousands of dollars)
   Deferred tax assets:
    Asset valuation reserves....................... $       2,584  $      1,396
    Deferred revenue...............................           584           780
    Accrued liabilities............................         2,531            94
    Net operating loss carryforwards...............        12,542         7,678
    Other..........................................           382           590
                                                    -------------  ------------
                                                           18,623        10,538
   Deferred tax liabilities:
    Depreciation...................................        (1,035)         (537)
    Amortization...................................          (168)         (388)
                                                    -------------  ------------
                                                           17,420         9,613
   Valuation allowances............................       (18,072)       (6,322)
                                                    -------------  ------------
   Net deferred tax assets (liabilities)........... $        (652) $      3,291
                                                    =============  ============

                              IVI CHECKMATE CORP.

8. DEFINED CONTRIBUTION BENEFIT PLAN

  We maintain several contributory retirement plans for our U.S. employees which qualify under Section 401(k) of the Internal Revenue Code. Under these plans, participants may contribute a portion of their annual compensation and receive, at management's discretion, matching employer contributions to specified maximum limits.

  Total contributions under these plans that were charged to expense were approximately $335,000, $214,000 and $177,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

9. NET INCOME (LOSS) PER SHARE

  Net income (loss) per share on a basic and diluted basis as required by SFAS 128 is calculated as follows:

                                                     Year Ended December 31
                                                     -------------------------
                                                       1999     1998     1997
                                                     --------  -------  ------
                                                        (In thousands of
                                                            dollars)
   Net income (loss)................................ $(19,934) $(4,971) $3,236
   Less: Preferred dividends........................     (489)     --      --
                                                     --------  -------  ------
   Net income (loss) available to common
    stockholders.................................... $(20,423) $(4,971) $3,236
                                                     ========  =======  ======
   Calculation of weighted average shares
    outstanding plus assumed conversions:
     Weighted average basic shares outstanding......   18,115   17,528  16,817
     Effect of dilutive securities..................      --       --      501
                                                     --------  -------  ------
     Weighted average diluted shares outstanding....   18,115   17,528  17,318
                                                     ========  =======  ======
   Basic net income (loss) per share................ $  (1.13) $ (0.28) $ 0.19
                                                     ========  =======  ======
   Diluted net income (loss) per share.............. $  (1.13) $ (0.28) $ 0.19
                                                     ========  =======  ======

  The effect of dilutive securities excludes those stock options and convertible preferred shares for which the impact would have been anti-dilutive. All of the options outstanding were anti-dilutive at December 31, 1999 and 1998, and approximately 288,000 options at December 31, 1997 were anti-dilutive. All of the preferred shares outstanding at December 31, 1999 were anti-dilutive.

10. BUSINESS COMBINATIONS

 Year Ended December 31, 1999

  In April 1999, we acquired the net assets of the Financial Systems point-of-sale business of DataCard Corporation in a non-cash transaction. We acquired assets valued at approximately $7.2 million, consisting of $3.5 million in trade receivables, $2.6 million in inventory and $1.1 million in property and equipment. The purchase price was satisfied through the issuance of (i) 803,353 shares of Series D Preferred Stock of IVI Checkmate Corp., par value $0.01 per share with 9% cumulative dividends, and (ii) a warrant to purchase 200,000 shares of Common Stock of IVI Checkmate Corp. at $6.00 per share on the third anniversary date of the acquisition. The value of the Series D Preferred Stock and warrant issued as consideration was based on a combination of management's estimate of the fair value of the assets acquired and the entity instruments issued.

                              IVI CHECKMATE CORP.

10. BUSINESS COMBINATIONS (continued)

 Year Ended December 31, 1998

  During 1998, IVI, Checkmate, Plourde and Debitek were merged together in separate transactions that were accounted for as poolings-of-interest. Separate results of these combined entities for the quarter ended March 31, 1998 (the last quarter of public reporting for IVI and Checkmate) and for the year ended December 31, 1997 are as follows:

                                                 Three Months
                                                    Ended         Year Ended
                                                March 31, 1998 December 31, 1997
                                                -------------- -----------------
                                                 (Unaudited)
   Revenues:
    IVI........................................    $13,238          $51,419
    Checkmate..................................      9,641           33,526
    Debitek....................................      1,399            5,040
    Plourde....................................        711            2,680
                                                   -------          -------
                                                   $24,989          $92,665
                                                   =======          =======
   Net income (loss)
    IVI........................................    $   584          $ 3,507
    Checkmate..................................        416             (129)
    Debitek....................................        159             (202)
    Plourde....................................       (115)              60
                                                   -------          -------
                                                   $ 1,044          $ 3,236
                                                   =======          =======

  There were no significant intercompany transactions between the four companies and no significant conforming accounting adjustments.

11. UNUSUAL CHARGES

 Year Ended December 31, 1999

  In 1999, we incurred costs approximately $11.4 million related to initiatives that we began to implement during the year. These initiatives primarily consisted of completing the redesign and alteration of the manufacturing process for one of our products and the streamlining of other operations. Approximately $8.6 million was charged to cost of sales and $2.8 million to selling, general and administrative expenses related to these initiatives. Following are descriptions of major initiatives that were undertaken in the year:

  Terminal redesign and manufacturing process. As a result of product flaws discovered early in the year for our eN-Touch terminal, costs of approximately $7.3 million were incurred through an ongoing process to modify, redesign and re-work the terminal, including the alteration of the manufacturing process and the write-off of inventory used for the original version.

  Streamline operations. We continue to streamline our operations in the U.S., a process which started in 1998. In 1999, we began the implementation of two major initiatives, which were to outsource our internal manufacturing operations and to combine the operations of our NTN and Plourde subsidiaries. Costs incurred were to write-off inventory raw materials of $1.7 million that were not usable by our outsource manufacturer, severances of $1.0 million related to termination notification in 1999, and $625,000 for other additional costs incurred in 1999.

                              IVI CHECKMATE CORP.

11. UNUSUAL CHARGES (continued)

 Year Ended December 31, 1998

  In 1998, we incurred costs aggregating approximately $12.6 million that pertained to the combination of IVI and Checkmate and the subsequent mergers of Plourde and Debitek. Of this amount, $10.0 million was charged to selling, general and administrative expenses and $2.6 million to cost of sales. The description of and the amount of the costs incurred in each of these transactions were as follows:

                                           Combination
                                           of IVI and  Plourde Debitek
                                            Checkmate  Merger  Merger   Total
                                           ----------- ------- ------- -------
                                                (In thousands of dollars)
   Merger and related costs:
    Professional fees.....................   $4,007    $  380   $381   $ 4,768
    Closure of facilities in Boulder,
     Colorado.............................    1,565       --     --      1,565
    Other expenses........................    1,699       274    404     2,377
                                             ------    ------   ----   -------
                                              7,271       654    785     8,710
   Write-down of long-lived assets........      --      1,300    --      1,300
                                             ------    ------   ----   -------
                                              7,271     1,954    785    10,010
   Inventory reserve for product
    redundancy............................    2,624       --     --      2,624
                                             ------    ------   ----   -------
   Total..................................   $9,895    $1,954   $785   $12,634
                                             ======    ======   ====   =======

  Professional Fees. Costs consist of fees paid for legal and accounting, financial advisors and other consultants in connection with the corresponding transactions, filing and other regulatory fees, share issuance costs and other stockholder related expenses.

  Closure of Facilities in Boulder, Colorado. On the effective date of the Combination, IVI's facilities in Boulder, Colorado were immediately closed, and the operations relocated and combined with Checkmate's operations in Atlanta, Georgia. The Boulder operations employed 52 people as at December 31, 1997, and all were terminated upon closure of the facilities except for 17 who were transferred to the Atlanta operations. Costs of $1.6 million were incurred for the transfer of operations to Atlanta, facility closure costs, severance costs to terminated employees and employee relocation costs. We did not incur any additional closure costs in 1999 and the accrued liability that existed at December 31, 1998 was used up in its entirety.

  Other Expenses. Costs include transitional operating costs such as system integration and conversion for accounting and other operational systems, and marketing and other setup costs to reflect a change in the organization's name, logo and business.

  Write-down of Long-Lived Assets. National Transaction Network, Inc. ("NTN") was in development of a Windows/NT software platform in an attempt to improve its market share in the software point-of-sale business. This development, however, was immediately terminated upon the merger with Plourde, which already had a viable and marketable Windows/NT platform. As a result, we wrote off all of NTN's Windows/NT development costs previously deferred, in the amount of $670,000. Furthermore, without a Windows/NT platform, the future profitability of NTN was uncertain, and as a result, we also wrote off the remaining unamortized goodwill of $630,000 related to the acquisition of NTN in 1996.

                              IVI CHECKMATE CORP.

11. UNUSUAL CHARGES (continued)

  Inventory Reserve for Product Redundancy. While IVI and Checkmate sold different payment solutions, in certain areas there was a duplication of products that resulted upon the combination of these two companies. Upon completion of the combination, we reviewed and assessed our inventory and determined that, due to product redundancy, a permanent impairment in value in the amount of $2.6 million had resulted.

12. DEPENDENCE ON OUTSIDE SUPPLIERS AND CONTRACT ASSEMBLY MANUFACTURERS

  In a marketing and distribution agreement we entered into in December 1996 with Groupe Ingenico S.A. of Paris, France, who holds two seats on our board of directors, we became the exclusive distributor of their products in the Americas. Consequently, during 1999, 1998 and 1997, we purchased products from Ingenico totaling $11.4 million, $6.8 million and $1.7 million, respectively, to satisfy customer demands. At December 31, 1999 and 1998, approximately $1.7 million and $2.1 million, respectively, of these purchases were still payable.

  We currently rely primarily on three contract manufacturers to assemble our hardware products. Although a number of such contract manufacturers exist, the interruption or termination of our current manufacturing relationships could have a short-term adverse effect on our business.

13. SEGMENT DISCLOSURES

  IVI Checkmate's principal business is to design, develop and market point-of-sale terminals and peripherals, which represent in excess of 90% of our revenues. Our business is conducted through two separately managed business units, which are divided on a geographic basis between domestic and international. The domestic segment principally markets point-of-sale terminals and peripherals to financial institutions and retail establishments to enable automated payment transactions. The domestic segment consists of one dominant entity and its three smaller subsidiaries, offering similar products and services within the same business and operating environment. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," these entities have been aggregated into one reportable segment. The products sold by the international segment is similar to the domestic segment, but is considered by management a separate reporting unit due to the different business environment and marketing strategies employed by the Company in Canada, the principal market for the international segment.

                              IVI CHECKMATE CORP.

13. SEGMENT DISCLOSURES (continued)

  The table below presents information about segment revenues, operating profit and assets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. IVI Checkmate's Chief Executive Officer and his staff evaluate performance based on profit or loss from operations, including charges that are one-time in nature. Non-segment items include goodwill charges, interest, minority interest and provisions for income taxes, and are not allocated to the business units. The segment assets are comprised of the working assets of the segments and investments accounted for under the equity method, excluding intercompany balances and corporate tax adjustments.

                                             Operating   Depreciation/
                                 Revenues  Income (loss) Amortization  Assets
                                 --------  ------------- ------------- -------
   Fiscal 1999
   -----------
   Domestic..................... $ 73,987    $(19,807)      $4,580     $50,238
   International................   24,737       2,020        1,908      24,306
                                 --------    --------       ------     -------
    Segment total...............   98,724     (17,787)       6,488      74,544
   Intersegment sales...........     (790)        --           --          --
   Tax adjustment and other.....      --          --           --       (1,019)
                                 --------    --------       ------     -------
   Consolidated total........... $ 97,934    $(17,787)      $6,488     $73,525
                                 ========    ========       ======     =======
   Fiscal 1998
   -----------
   Domestic..................... $ 79,473    $ (5,638)      $4,565     $57,089
   International................   27,649         743        1,570      22,488
                                 --------    --------       ------     -------
    Segment total...............  107,122      (4,895)       6,135      79,577
   Goodwill.....................      --         (669)          39         --
   Tax adjustment and other.....      --          --           --        3,252
                                 --------    --------       ------     -------
   Consolidated total........... $107,122    $ (5,564)      $6,174     $82,829
                                 ========    ========       ======     =======
   Fiscal 1997
   -----------
   Domestic..................... $ 62,435    $ (2,002)      $2,576     $51,885
   International................   30,230       3,533        1,030      23,526
                                 --------    --------       ------     -------
    Segment total...............   92,665       1,531        3,606      75,411
   Goodwill.....................      --          (76)          76         642
   Tax adjustment and other.....      --          --           --          531
                                 --------    --------       ------     -------
   Consolidated total........... $ 92,665    $  1,455       $3,682     $76,584
                                 ========    ========       ======     =======

14. LITIGATION

  On April 30, 1999, we filed an action in the State Court of Fulton County, Georgia against Samsung Display Devices, Inc. and Samsung Display Devices, Ltd. alleging certain contract, warranty and tort claims for Samsung's alleged failure to deliver in a timely manner working component parts for our eN-Touch 1000 product. That action seeks damages in excess of $5,000,000. Samsung moved the case to the United States District Court for the Northern District of Georgia on June 7, 1999. On August 6, 1999, Samsung answered the complaint and counterclaimed against us for alleged failure to pay on account and for reimbursement of certain moneys. Samsung seeks approximately $500,000 on its counterclaim. On February 22, 2000, based on information brought to light as a result of discovery and as a result of our continuing investigation, we filed with the

                              IVI CHECKMATE CORP.

14. LITIGATION (continued)

court a Motion for Leave to amend our Complaint against Samsung to state a claim for fraud. The court has yet not ruled on the motion. We dispute these claims and intend to pursue our claims and defend Samsung's counterclaims vigorously.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Our quarterly consolidated financial data have fluctuated significantly in fiscal 1999 and fiscal 1998 due in part to the timing of unusual charges of $11.4 million and $12.6 million, respectively, recorded in each of these years. These charges, which affected gross profit and net earnings, have been described previously in Note 11. The quarterly financial results were also affected: (1) in the fourth quarter of fiscal 1999 by an increase in our valuation allowance to entirely offset the income tax benefit that would otherwise be recognized on our U.S. loss carryforwards, including the tax benefits recorded in the first nine months of 2000; and (ii) in the second quarter of fiscal 1998 by a $2.0 million reclassification of inventory write-off from operating expenses to cost of sales.

  The summarized quarterly consolidated financial data for 1999 and 1998 is as follows:

                                                       Quarter
                                           ----------------------------------
                                            First   Second    Third   Fourth
                                           -------  -------  ------- --------
                                           (In thousands of dollars, except
                                                  per share amounts)
   1999:
    Net revenues.......................... $15,110  $28,633  $32,543 $ 21,648
    Gross profit..........................   5,091    5,650    9,880      695
    Net income (loss).....................  (2,296)  (3,242)     619  (15,015)
    Basic and diluted net income (loss)
     per share............................ $ (0.13) $ (0.19) $  0.03 $  (0.84)
   1998:
    Net revenues.......................... $24,989  $25,748  $29,928 $ 26,457
    Gross profit..........................   9,127    7,024   11,008    9,446
    Net income (loss).....................   1,044   (7,209)     465      729
    Basic and diluted net income (loss)
     per share............................ $  0.06  $ (0.41) $  0.03 $   0.04

                              IVI CHECKMATE CORP.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at                      Balance at
                                     Beginning  Additions              End of
                                      of Year    (Note 1) Deductions    Year
                                     ---------- --------- ---------- ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 1997........   $  575    $  178    $  (306)    $  447
Year ended December 31, 1998........   $  447    $  226    $    42     $  715
Year ended December 31, 1999........   $  715    $  800    $  (186)    $1,329
INVENTORY OBSOLESCENCE RESERVES:
Year ended December 31, 1997........   $3,019    $  393    $(1,449)    $1,963
Year ended December 31, 1998........   $1,963    $2,800    $(1,020)    $3,743
Year ended December 31, 1999........   $3,743    $5,628    $(2,360)    $7,011

Note 1: Addition to obsolescence reserve in 1999 includes an increase of $2.4 million related to the acquired assets of the Financial Systems division of DataCard Corporation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  We will provide information relating to our directors under the captions "Proposal 1--Election of Directors--Nominees" and "--Information Regarding Nominees" in our proxy statement for our 2000 annual meeting of stockholders to be held on May 18, 2000. We will provide information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement. All of that information is incorporated in this Item 10 by reference. We will file the proxy statement for our 2000 annual meeting of stockholders with the SEC within 120 days after December 31, 1999.

  The following information about our executive officers is as of March 22, 2000.

  L. Barry Thomson, age 58, has been our President, Chief Executive Officer and a director since June 1998. Mr. Thomson joined IVI in April 1994 as President and Chief Operating Officer. He was named a director of IVI in May 1995 and was promoted to Chief Executive Officer in May 1996. Mr. Thomson also is Chief Executive Officer and a director of our majority owned subsidiary National Transaction Network. Formerly President and CEO of Aluma Systems Corporation, a construction technology company in Toronto, Mr. Thomson brought to IVI extensive Canadian, U.S. and international experience in managing the growth of a technological and market driven organization. Mr. Thomson built Aluma over 21 years from start up to the largest company in its industry in North America and one of the four largest in the world. He also served as Executive Vice President, director and member of the Executive Committee of Aluma's parent company, Tridel Enterprises, Inc., Canada's largest builder of condominium dwellings. He graduated with a degree in mechanical engineering from the University of Toronto in 1967 and became a member of the Ontario Association of Professional Engineers in 1968. In 1970, Mr. Thomson received his Chartered Accountant designation from Clarkson Gordon (now Ernst & Young
LLP).

  John J. Neubert, age 61, has been our Executive Vice President--Finance and Administration, Chief Financial Officer, Secretary and Treasurer since June 1998. Mr. Neubert has been the Chief Financial Officer of Checkmate since 1990, a director of Checkmate since 1994 and Executive Vice President of Checkmate since May 1998. Mr. Neubert was the Senior Vice President-Finance and Administration of Checkmate from 1990 until May 1998. Mr. Neubert also was the Chief Operating Officer of Checkmate from May 1994 until September 1997. Before joining Checkmate, Mr. Neubert was Executive Vice President and Chief Financial Officer of Technology Research Group, Inc., a software development and system integrator company, from 1987 until 1990. He was Vice President of RIM Incorporated, a manufacturer and distributor of leisure furniture, from 1985 to 1987. Prior to that time he was employed by Uniroyal Incorporated in various financial and operational positions for approximately 15 years.

Item 11. Executive Compensation.

  We will provide information relating to executive compensation under the captions "Proposal 1--Election of Directors--Director Compensation," "Executive Compensation" in the proxy statement for our 2000 annual meeting of stockholders. That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  We will provide information regarding ownership of our common stock by specified persons under the caption "Stock Ownership" in the proxy statement for our 2000 annual meeting of stockholders. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions.

  We will provide information regarding certain relationships and transactions between us and some of our affiliates under the caption "Certain Transactions" in the proxy statement for our 2000 annual meeting of stockholders. That information is incorporated in this Item 13 by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Consolidated Financial Statements

  Our consolidated financial statements listed below are set forth in Item 8 of this report:

                                                                           Page
                                                                           ----
   Reports of Independent Auditors........................................  25
   Consolidated Balance Sheets as of December 31, 1999 and 1998...........  27
   Consolidated Statements of Operations for the years ended December 31,
    1999, 1998
    and 1997..............................................................  28
   Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1999,
    1998 and 1997.........................................................  29
   Consolidated Statements of Cash Flows for the years ended December 31,
    1999, 1998
    and 1997..............................................................  30
   Notes to Consolidated Financial Statements.............................  31

(a) 2. Financial Statement Schedules

  Schedule 2, Valuation and Qualifying Accounts, is set forth on page 47 of
Item 8 in this report. All other schedules to our consolidated financial statements have been omitted because they are not required under the related instructions or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

(a) 3. Exhibits

  The following exhibits either (i) are filed with this report or (ii) have previously been filed with the SEC and are incorporated in this Item 14 by reference to those prior filings. Previously filed registration statements and reports which are incorporated by reference are identified in the column captioned "SEC Document Reference." We will furnish any exhibit upon request to John J. Neubert, our Executive Vice President--Finance and Administration, 1003 Mansell Road, Roswell, Georgia 30076. We charge $.50 per page to cover expenses of copying and mailing.

 Exhibit
   No.                 Description                        SEC Document Reference
 -------               -----------                        ----------------------
   2.1   Agreement and Plan of Merger among       Exhibit 99.2 to IVI Checkmate's
         National Transaction Network, Inc.,      Current Report on Form 8-K filed on
         IVI Checkmate Corp., IVI Checkmate       July 21, 1999.
         Inc., and NTN Merger Corp.
   3.1   Certificate of Incorporation             Exhibit 3.1 to IVI Checkmate's
                                                  Registration Statement on Form S-4
                                                  (No. 333-53629)
   3.2   Bylaws                                   Exhibit 3.2 to IVI Checkmate's
                                                  Registration Statement on Form S-4
                                                  (No. 333-53629)
   4.1   Specimen Common Stock Certificate        Exhibit 4.1 to IVI Checkmate's
                                                  Registration Statement on Form S-4
                                                  (No. 333-53629)
   4.2   Stockholder Protection Rights            Exhibit 99.1 to IVI Checkmate's
         Agreement, dated as of September 16,     Current Report on Form 8-K filed on
         1998, between IVI Checkmate Corp. and    October 15, 1998
         First Union National Bank, as Rights
         Agent (which includes as Exhibit A
         thereto the Form of Rights Certificate
         and as Exhibit B thereto the Form of
         Certificate of Designations,
         Preferences, Limitations and Relative
         Rights of Series C Junior
         Participating Preferred Stock of IVI
         Checkmate Corp.)
   9.1   Voting and Exchange Trust Agreement      Exhibit 9.1 to IVI Checkmate's
         among IVI Checkmate Corp.,               Registration Statement on Form S-4
         International Verifact Inc. and          (No. 333-53629)
         Montreal Trust Company of Canada
  10.1   Combination Agreement dated January      Exhibit 10.1(a) to Checkmate's Annual
         16, 1998, by and among IVI Checkmate     Report on Form 10-K for the year ended
         Corp., International Verifact Inc.,      December 31, 1997
         Checkmate Electronics, Inc. and Future
         Merger Corporation
  10.2   International Verifact Inc. Plan of      Exhibit 2.2 to IVI Checkmate's
         Arrangement and Exchangeable Share       Registration Statement on Form S-4
         Provisions                               (No. 333-53629)
  10.3   Master Alliance Agreement dated          Exhibit 10.6 to IVI Checkmate's
         December 5, 1996, between Ingenico,      Registration Statement on Form S-4
         S.A. and International Verifact Inc.     (No. 333-53629)
  10.4   Investment Agreement dated December 5,   Exhibit 10.10 to IVI Checkmate's
         1996, between Ingenico, S.A. and         Registration Statement on Form S-4
         International Verifact Inc., as          (No. 333-53629)
         amended by the Amendment to Investment
         Agreement, dated December 17, 1996,
         between Ingenico, S.A. and
         International Verifact Inc.

 Exhibit
   No.                 Description                        SEC Document Reference
 -------               -----------                        ----------------------
 10.5    Marketing and Distribution Agreement     Exhibit 10.11 to IVI Checkmate's
         dated December 17, 1996, between         Registration Statement on Form S-4
         Ingenico, S.A., International Verifact   (No. 333-53629)
         Inc. and IVI Ingenico Inc.
 10.6    Assignment, Assumption and Consent       Exhibit 10.12 to IVI Checkmate's
         Agreement dated as of January 16, 1998   Registration Statement on Form S-4
         among International Verifact Inc.,       (No. 333-53629)
         Ingenico S.A., and IVI Checkmate Corp.
 10.9*   IVI Checkmate Corp. 1998 Long-Term       Exhibit 10.5.1 to IVI Checkmate's
         Incentive Plan                           Registration Statement on Form S-4
                                                  (No. 333-53629)
 10.10*  IVI Checkmate Corp. 1998 Directors       Exhibit 10.5.2 to IVI Checkmate's
         Stock Option Plan                        Registration Statement on Form S-4
                                                  (No. 333-53629)
 10.11   Latin America Unanimous Shareholders'    Exhibit 10.7 to IVI Checkmate's
         Agreement dated December 17, 1996,       Registration Statement on Form S-4
         between Ingenico, S.A., International    (No. 333-53629)
         Verifact Inc. and IVI Ingenico Inc.
 10.12   Technology License Agreement dated       Exhibit 10.8 to IVI Checkmate's
         December 17, 1996, between Ingenico,     Registration Statement on Form S-4
         S.A. and International Verifact Inc.     (No. 333-53629)
 10.13   Joint Development and Procurement        Exhibit 10.9 to IVI Checkmate's
         Agreement dated December 17, 1996,       Registration Statement on Form S-4
         between Ingenico, S.A. and               (No. 333-53629)
         International Verifact Inc.
 10.14*  Amendment No. 1 to Agreement filed as    Exhibit 10.14 to IVI Checkmate's
         Exhibit 10.15                            Annual Report on Form 10-K for the
                                                  year ended December 31, 1998.
 10.15*  Agreement dated June 25, 1998, between   Exhibit 10.15 to IVI Checkmate's
         J. Stanford Spence and IVI Checkmate     Annual Report on Form 10-K for the
         Corp.                                    year ended December 31, 1998.
 10.16*  Management Services Agreement between    Exhibit 10.16 to IVI Checkmate's
         IVI Checkmate, IVI, Checkmate, LBT       Annual Report on Form 10-K for the
         Investments, Inc. and L. Barry Thomson   year ended December 31, 1998.
         dated as of June 25, 1998
 10.17*  Employment Agreement dated as of June    Exhibit 10.17 to IVI Checkmate's
         25, 1998 between International           Annual Report on Form 10-K for the
         Verifact, Inc. and George Whitton        year ended December 31, 1998.
 10.18*  Employment Agreement dated as of         Exhibit 10.4(f) to Checkmate's Annual
         January 1, 1998, between Checkmate       Report on Form 10-K for the year ended
         Electronics, Inc. and John J. Neubert    December 31, 1997
 10.19*  Employment Agreement dated as of         Exhibit 10.4(g) to Checkmate's Annual
         January 1, 1998, between Checkmate       Report on Form 10-K for the year ended
         Electronics, Inc. and Gregory A. Lewis   December 31, 1997
 10.20   Eleventh Amendment, dated July 16,       Exhibit 10.20 to IVI Checkmate's
         1998, to the Lease Agreement filed as    Annual Report on Form 10-K for the
         Exhibit 10.28                            year ended December 31, 1998.

 Exhibit
   No.                 Description                        SEC Document Reference
 -------               -----------                        ----------------------
 10.21   Tenth Amendment, dated May 20, 1998,     Exhibit 10.21 to IVI Checkmate's
         to the Lease Agreement filed as          Annual Report on Form 10-K for the
         Exhibit 10.27                            year ended December 31, 1998.
 10.22   Ninth Amendment, dated August 18,        Exhibit 10.1(e) to Checkmate's Annual
         1997, to the Lease Agreement filed as    Report on Form 10-K for the year ended
         Exhibit 10.27                            December 31, 1997
 10.23   Eighth Amendment, dated April 1, 1996,   Exhibit 10.1(d) to Checkmate's Annual
         to the Lease Agreement filed as          Report on Form 10-K for the year ended
         Exhibit 10.27                            December 31, 1996
 10.24   Seventh Amendment, dated January 18,     Exhibit 10.1(c) to Checkmate's Annual
         1996, to the Lease Agreement filed as    Report on Form 10-K for the year ended
         Exhibit 10.27                            December 31, 1995
 10.25   Sixth Amendment, dated February 10,      Exhibit 10.1(b) to Checkmate's Annual
         1995, to the Lease Agreement filed as    Report on Form 10-K for the year ended
         Exhibit 10.27                            December 31, 1994
 10.26   Fifth Amendment, dated August 16,        Exhibit 10.20 to Checkmate's Annual
         1994, to the Lease Agreement filed as    Report on Form 10-K for the year ended
         Exhibit 10.27                            December 31, 1994
 10.27   Lease Agreement dated July 17, 1990,     Exhibit 10.1 to Checkmate's
         as amended, by and between Checkmate     Registration Statement on Form S-1
         Electronics. Inc. and ASE North Fulton   (No. 33-67048)
         Associates Joint Venture, for the
         premises located at 1011 Mansell Road,
         Suite C, Roswell, Georgia 30076
 10.28   Lease Agreement dated the 1st day of     Exhibit 10.1 to IVI's Registration
         May 1986 between Markborough             Statement on Form F-4 (No. 33-84926)
         Properties Limited and International
         Verifact Inc.
 10.29   Amending Agreement dated as of the 1st   Exhibit 10.2 to IVI's Registration
         day of July 1991 between Morgan Mae      Statement on Form F-4 (No. 33-84926)
         Enterprises Limited and International
         Verifact Inc.
 10.30   Assignment, Assumption and Consent       Exhibit 10.12 to IVI Checkmate's
         Agreement dated as of January 16, 1998   Registration Statement on Form S-4
         among International Verifact Inc.,       (No. 333-53629)
         Ingenico, S.A., and IVI Checkmate
         Corp.
 21.1*** Subsidiaries of Registrant
 23.1*** Consent of Ernst & Young LLP
 23.2*** Consent of Coopers & Lybrand
 27***   Financial Data Schedule (for SEC use
         only)

--------
  * Compensatory management agreement
 ** Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406(b)(2) under the Securities Act of 1933, as amended. In accordance with Rule 406(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the SEC
*** Filed with this report

(b) Reports on Form 8-K

  We filed no Current Reports on Form 8-K during the fourth quarter ended December 31, 1999:

(c) Exhibits.

  See Item 14(a)3 above.

(d) Financial Statement Schedules.

  See Item 14(a)2 above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2000.

                                          IVI CHECKMATE CORP.

                                                /s/ L. Barry Thomson
                                          By: _________________________________
                                                     L. Barry Thomson
                                                President and Chief Executive
                                                           Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2000.


            Signature                          Title                       Date
            ---------                          -----                       ----
     /s/ L. Barry Thomson          President, Chief Executive
_________________________________   Officer and Director
        L. Barry Thomson
       J. Stanford Spence          Chairman of the Board
_________________________________
       J. Stanford Spence
         George Whitton            Vice Chairman of the Board
_________________________________
         George Whitton
         Gerard Compain            Director
_________________________________
         Gerard Compain
                                   Director
_________________________________
        Gregory A. Lewis
         Paul W. Noblett           Director
_________________________________
         Paul W. Noblett
        Bertil D. Nordin           Director
_________________________________
        Bertil D. Nordin
           Gareth Owen             Director
_________________________________
           Gareth Owen
         Peter E. Roode            Director
_________________________________
         Peter E. Roode
     /s/ John J. Neubert           Executive Vice President-
_________________________________   Finance and Administration,
         John J. Neubert            Chief Financial and
                                    Accounting Officer,
                                    Treasurer and Secretary