Form 10-Q
period 2000-03-31
IVI CHECKMATE CORP
filed 2000-05-12
CIK 1057207

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 2000

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
                                ______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


            Class                         Outstanding at May 11, 2000
   -----------------------------          ---------------------------
   Common Stock, $0.01 par value                18,155,569 shares

                              IVI CHECKMATE CORP.
                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 2000

                               Table of Contents
                               -----------------


                                                                                                   Page
PART I.   FINANCIAL INFORMATION                                                                   Number
                                                                                                  ------
Item 1    Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets - March 31, 2000
             and December 31, 1999                                                                   3

          Condensed Consolidated Statements of Operations - Three Months
             Ended March 31, 2000 and 1999                                                           4

          Condensed Consolidated Statements of Cash Flows - Three Months
             Ended March 31, 2000 and 1999                                                           5

          Notes to Condensed Consolidated Financial Statements - March 31, 2000                      6

Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                     9

Item 3    Quantitative and Qualitative Disclosure of  Market Risk                                   11

PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                                          11

SIGNATURES                                                                                          12

INDEX OF EXHIBITS                                                                                   13

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                              IVI CHECKMATE CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars Except Per Share Data)

                                                                            March 31,               December 31,
                                                                              2000                      1999
                                                                           -----------              ------------
                                                                           (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                 $  7,552                 $  8,279
   Accounts receivable, net                                                    19,546                   20,050
   Inventories                                                                 20,937                   20,278
   Deferred tax asset                                                           1,173                      848
   Prepaid expenses and other assets                                            1,021                      502
                                                                             --------                 --------
        Total current assets                                                   50,229                   49,957

Property and equipment, net                                                     9,233                    9,654
Capitalized software development costs, net                                    12,908                   12,822
Intangible assets, net                                                            983                    1,064
Other assets                                                                       26                       28
                                                                             --------                 --------
Total assets                                                                 $ 73,379                 $ 73,525
                                                                             ========                 ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit                                                       $  4,450                 $      -
   Accounts payable                                                             8,896                   12,255
   Accrued liabilities                                                         11,227                   11,273
   Deferred revenue                                                             3,058                    3,350
   Other                                                                           13                       13
                                                                            ---------                 --------
        Total current liabilities                                              27,644                   26,891

Deferred tax liability                                                          1,493                    1,500
Other                                                                               -                        4
                                                                            ---------                 --------
Total liabilities                                                              29,137                   28,395
                                                                            ---------                 --------
Stockholders' equity
   Preferred stock, $0.01 par value                                                 8                        8
   Common stock, $0.01 par value                                                  182                      182
   Additional paid-in capital                                                  88,984                   88,962
   Accumulated deficit                                                        (43,890)                 (43,066)
   Accumulated comprehensive loss                                              (1,042)                    (956)
                                                                            ---------                 --------
        Total stockholders' equity                                             44,242                   45,130
                                                                            ---------                 --------
Total liabilities and stockholders' equity                                   $ 73,379                 $ 73,525
                                                                             ========                 ========

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (In Thousands of Dollars Except Share and Per Share Data)
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              --------------------------------
                                                                               2000                     1999
                                                                              -------                  -------
Net revenues                                                                  $23,269                  $15,110
Cost of goods sold                                                             14,495                    9,388
Amortization of software development costs                                        932                      631
                                                                              -------                  -------
Gross profit                                                                    7,842                    5,091
                                                                              -------                  -------
Operating expenses:
   Selling, general and administrative                                          7,156                    6,560
   Research and development                                                     1,192                    1,236
   Depreciation and amortization                                                  615                      524
                                                                              -------                  -------
                                                                                8,963                    8,320
                                                                              -------                  -------

Operating loss                                                                 (1,121)                  (3,229)
Interest and other income (expense)                                                22                      (51)
                                                                              -------                  -------
Loss before income taxes                                                       (1,099)                  (3,280)
Income tax benefit                                                                275                      984
                                                                              -------                  -------
Net loss                                                                      $  (824)                 $(2,296)
                                                                              -------                  -------
Net loss per share
   Basic                                                                      $ (0.05)                 $ (0.13)
                                                                              -------                  -------
   Diluted                                                                    $ (0.05)                 $ (0.13)
                                                                              -------                  -------
Weighted average number
   of shares outstanding (000's):
   Basic                                                                       18,151                   18,071
                                                                              -------                  -------
   Diluted                                                                     18,151                   18,071
                                                                              -------                  -------

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              ---------------------------------
                                                                                2000                     1999
                                                                              --------                 --------
Operating activities:
   Net loss                                                                   $  (824)                 $(2,296)
   Depreciation and amortization                                                1,845                    1,398
   Deferred income taxes and other                                               (349)                    (873)
   Change in non-cash working capital                                          (4,365)                    (777)
                                                                              -------                  -------
Net cash used in operating activities                                          (3,693)                  (2,548)
                                                                              -------                  -------
Investing activities:
   Purchases of property and equipment                                           (420)                    (833)
   Capitalized software development costs                                      (1,043)                  (1,481)
   Other                                                                            3                      (83)
                                                                              -------                  -------
Net cash used in investing activities                                          (1,460)                  (2,397)
                                                                              -------                  -------
Financing activities:
   Borrowings of debt                                                           4,450                        -
   Repayments of debt                                                              (4)                     (42)
   Proceeds from issuance of common stock                                          22                    1,158
                                                                              -------                  -------
Net cash provided by financing activities                                       4,468                    1,116
                                                                              -------                  -------
Effect of exchange rate fluctuations on cash                                      (42)                     123
                                                                              -------                  -------
Net decrease in cash and cash equivalents                                        (727)                  (3,706)
Cash and cash equivalents at beginning of period                                8,279                    9,846
                                                                              -------                  -------
Cash and cash equivalents at end of period                                    $ 7,552                  $ 6,140
                                                                              =======                  =======

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (Tabular amounts in thousands of dollars, except per share data)
                                  (Unaudited)

                                 March 31, 2000


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of IVI Checkmate Corp. and our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared these statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other interim period.

2.  Inventories

Inventories are summarized by class as follows:

                                                          March 31,          December 31,
                                                            2000                 1999
                                                          ---------          ------------
        Finished goods                                    $11,633              $12,578
        Consignment                                         7,454                2,040
        Work in process                                     1,450                2,798
        Raw materials and supplies                          6,934                9,873
                                                          -------              -------
          Gross inventories                                27,471               27,289
        Less obsolescence reserves                         (6,534)              (7,011)
                                                          -------              -------
        Total                                             $20,937              $20,278
                                                          =======              =======

3.  Net Loss Per Share

Net loss per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              --------------------------------
                                                                                2000                     1999
                                                                              -------                  -------
Net loss                                                                      $  (824)                 $(2,296)
Less: Preferred dividends                                                        (163)                       -
                                                                              -------                  -------
Net loss available to common stockholders                                     $  (987)                 $(2,296)
                                                                              =======                  =======
Calculation of weighted average shares outstanding
   plus assumed exercises and conversions (000's):
       Weighted average basic shares outstanding                               18,151                   18,071
       Effect of dilutive securities                                                -                        -
                                                                              -------                  -------
Weighted average diluted shares outstanding                                    18,151                   18,071
                                                                              =======                  =======
Basic net loss per share                                                      $ (0.05)                 $ (0.13)
                                                                              =======                  =======
Diluted net loss per share                                                    $ (0.05)                 $ (0.13)
                                                                              =======                  =======

The effect of dilutive securities excludes those stock options and convertible preferred shares for which the impact of exercise or conversion would have been anti-dilutive. All of the options and convertible preferred stock outstanding at March 31, 2000 and 1999 were anti-dilutive.


4.  Segment Disclosures

Selected Financial Results
--------------------------

                                                                                 Operating              Depreciation/
                                                         Revenues               Income(Loss)            Amortization
                                                         --------               ------------            --------------
Three Months Ended March 31, 2000:
     Domestic                                             $17,610                  $(1,452)                  $1,347
     International                                          5,660                      331                      498
                                                          -------                  -------                   ------
        Segmented total                                    23,270                   (1,121)                   1,845

     Intersegment sales                                        (1)                       -                        -
                                                          -------                  -------                   ------
        Consolidated total                                $23,269                  $(1,121)                  $1,845
                                                          =======                  =======                   ======
Three Months Ended March 31, 1999:
     Domestic                                             $10,091                  $(3,623)                  $  951
     International                                          5,019                      394                      447
                                                          -------                  -------                   ------
        Segmented total                                    15,110                   (3,229)                   1,398

     Intersegment sales                                         -                        -                        -
                                                          -------                  -------                   ------
        Consolidated total                                $15,110                  $(3,229)                  $1,398
                                                          =======                  =======                   ======


Identifiable Assets
-------------------

                                                              At                                   At
                                                           March 30,                           December 31,
                                                             2000                                 1999
                                                           ---------                           ------------
Domestic                                                    $50,658                              $48,372
International                                                22,258                               25,153
                                                            -------                              -------
   Segment total                                             72,916                               73,525

Tax adjustment                                                  463                                    -
                                                            -------                              -------
   Consolidated total                                       $73,379                              $73,525
                                                            =======                              =======



5.  Comprehensive Loss

Total comprehensive loss, which consists of net loss and foreign currency translation adjustments, was approximately $910,000 and $2.0 million for the three months ended March 31, 2000 and 1999, respectively.

6.  Recent Accounting Pronouncement

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Although we are currently evaluating the impact of SAB 101, we believe that our current practices comply with SAB 101. However, should we determine that a change in accounting policy is necessary, such a change will be made prospectively in the second quarter of 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements for prior periods would not be restated.

7.  Subsequent Event

On April 5, 2000, we entered into a financing agreement with Congress Financial Corporation (Southern) for a new revolving credit line facility of up to $15 million based on the value of certain assets held by our operations in the United States. Borrowings under this credit facility will be subject to interest charges at a per annum rate equal to the lender's Prime Rate or the prime rate as published in the Wall Street Journal. The term of the credit facility is for an initial three-year period with annual renewal terms thereafter. On April 5, 2000, borrowings that were outstanding under our prior lines of credit in the United States were paid in full with funds advanced under the Congress Financial credit facility.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The following discussion contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. We caution that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, rapid and significant technological developments that could delay the introduction of improvements in existing products or of new products; dependence on limited suppliers and manufacturers of component parts of our products; dependence on our proprietary technologies (which may be independently developed by competitors); dependence on a small number of large retail and bank customers; potential fluctuation in financial results as a result of any inability to make sales to large customers as well as the volume and timing of bookings received during a quarter and variations in sales mix; competition from existing companies as well as new market entrants; dependence on key personnel; and other risk factors that are contained in documents that we file with the U.S. Securities and Exchange Commission.


Results of Operations - Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     The following table sets forth certain items derived from our consolidated statements of operations:

                                                                           Three Months Ended
                                                                                March 31,
                                                     ------------------------------------------------------------
                                                                 2000                             1999
                                                     ---------------------------      ---------------------------
                                                              Amount         %                Amount          %
                                                     ---------------------------      ---------------------------
                                                                (Dollar amounts in thousands of dollars)
Net revenues:
   Domestic                                                  $17,609         76 %             $10,091         67 %
   International                                               5,660         24                 5,019         33
                                                     ---------------------------      ---------------------------
                                                              23,269        100                15,110        100
Cost of sales                                                 14,495         63                9,388          62
Amortization of software development costs                       932          3                  631           4
                                                     ---------------------------      ---------------------------
Gross profit                                                   7,842         34                5,091          34
                                                     ---------------------------      ---------------------------

Operating expenses:
   Selling, general and administrative                         7,156         31                6,560          44
   Research and development                                    1,192          5                1,236           8
   Depreciation and amortization                                 615          3                  524           3
                                                     ---------------------------      ---------------------------
                                                               8,963         39                8,320          55
                                                     ---------------------------      ---------------------------

Operating loss                                                (1,121)        (5)              (3,229)        (21)
Interest and other income (expense)                               22          -                  (51)          -
                                                     ---------------------------      ---------------------------

Loss before income taxes                                      (1,099)        (5)              (3,280)        (21)
Income tax benefit                                               275          1                  984           6
                                                     ---------------------------      ---------------------------

Net loss                                                     $  (824)        (4)%            $(2,296)        (15)%
                                                     ---------------------------      ---------------------------

     Any trends that may be derived from the above tables are not necessarily indicative of our future operations.

     Net revenues increased 54% to $23.3 million for the three months ended March 31, 2000 from $15.1 million for the three months ended March 31, 1999. The improvement in revenue was the result of a turnaround quarter for our U.S. operations that produced an 85% increase in sales of payment terminals and peripherals to $14.9 million from $8.0 million, and a 32% increase in software and professional services revenue to $2.7 million from $2.1 million. The overall increase in revenue was also positively affected by a 13% revenue growth from our Canadian operations to $5.7 million from $5.0 million as a result of increased product shipments.

     Cost of sales (excluding amortization of software development costs) increased 54% to $14.5 million for the three months ended March 31, 2000 from $9.4 million for the three months ended March 31, 1999. This increase was primarily as a result of the 54% growth in revenues over the same period. As a percentage of net revenues, costs of sales for the three months ended March 31, 2000 and 1999 were approximately 63% for both periods.

     Amortization of software development costs increased 48% to $932,000 for the three months ended March 31, 2000 from $631,000 for the three months ended March 31, 1999, as we began to amortize previously capitalized software development project costs that have reached commercial production stage.

     Selling, general and administrative expenses increased 9% to $7.2 million for the three months ended March 31, 2000 from $6.6 million for the three months ended March 31, 1999. The increase in expenses was primarily the result of operating costs incurred in the first quarter of 2000 for our Financial Systems division. We acquired the Financial Systems division from DataCard Corporation in April 1999, and included these operating costs within our consolidated results only since acquisition.

     Research and development expenditures were constant at approximately $1.2 million for the three months ended March 31, 2000 and 1999.

     Our effective tax rates for the three months ended March 31, 2000 and 1999 were 25% and 30%, respectively. The effective tax rate in each year is below the federal statutory tax rate in the U.S. of 34%, as a result of utilizing non-operating loss carryovers in the U.S.

Liquidity and Capital Resources

     Our primary operating cash needs include the payment of salaries, payments to suppliers, office rent, travel expenses, and other general and administrative expenses, as well as capital expenditures and research and development. We have financed these expenditures, as well as acquisitions, with cash flow from operations and the issuance of equity securities, as well as borrowings from time to time under lines of credit.

     We had working capital of approximately $23 million at March 31, 2000, which was consistent with working capital at December 31, 1999. While our cash balance at March 31, 2000 remained healthy at $7.6 million, most of which is held in our Canadian subsidiary, we borrowed approximately $4.5 million under our lines of credit in the first quarter of 2000 to temporarily fund operating cash requirements in the U.S. At March 31, 2000, the amount borrowed still remained outstanding.

     During the three months ended March 31, 2000, the borrowed funds were used for operating activities, which had a $3.7 million cash outflow, approximately $420,000 in purchases of property and equipment and approximately $1.0 million in capitalized software development costs. The most significant usage of funds in operating activities was the payment of invoices to our trade creditors, which was reduced in the three months ended March 31, 2000 by $3.4 million.

     On April 5, 2000, we entered into a financing agreement with Congress Financial Corporation (Southern) for a new revolving credit line facility of up to $15 million based on the value of certain assets held by our operations in the United States. Borrowings under this credit facility will be subject to interest charges at a per annum rate equal to the lender's Prime Rate or the prime rate as published in the Wall

Street Journal. The term of the credit facility is for an initial three-year period with annual renewal terms thereafter. The credit facility with Congress Financial replaces our existing credit facilities in the United States that provided for an aggregate borrowing of $6 million. On April 5, 2000, borrowings that were outstanding under our prior lines of credit in the United States were paid in full with funds advanced under the Congress Financial credit facility. Our existing unsecured Canadian credit facility for borrowings of up to $5 million, which is held with a Canadian financial institution and renews annually in June of each year, still remains.

     We believe that our working capital position at March 31, 2000, together with anticipated future cash flows from operations and the borrowings available under our revolving credit lines, will be sufficient to meet our cash operating needs for the remainder of the year.


Item 3.   Quantitative and Qualitative Disclosure of Market Risk
          ------------------------------------------------------

     There has been no material change during the quarter ended March 31, 2000 from the disclosures about market risk provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 1999.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits.  The following exhibits are filed as part of this report:
     ---------

Exhibit Number    Description
--------------    -----------

     10 Loan and Security Agreement dated April 5, 2000 by and among Congress Financial Corporation (Southern), IVI Checkmate Corp., IVI Checkmate Inc., Plourde Computer Services, Inc., Debitek, Inc., National Transaction Network, Inc. and EnConcert Solutions, LLC

     27           Financial Data Schedule



(b)  Reports on Form 8-K.
     --------------------

     On March 1, 2000, we filed a Form 8-K to report the resignation of Gregory
     A. Lewis as President and Chief Executive Officer of our United States operations and the appointment of L. Barry Thomson to the positions vacated by Mr. Lewis.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IVI CHECKMATE CORP.
                                        (Registrant)



Date:  May 11, 2000                /s/ L. Barry Thomson
                                   -------------------------------------
                                   L. Barry Thomson
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer)



Date:  May 11, 2000                /s/ John J. Neubert
                                   -------------------------------------
                                   John J. Neubert
                                   Executive Vice President - Finance
                                   and Administration, Chief Financial
                                   Officer, Treasurer and Secretary
                                   (Principal Financial and Accounting
                                   Officer)

                               INDEX OF EXHIBITS


 Exhibit
   No.       Description
---------    -----------
   10        Loan and Security Agreement dated April 5, 2000 by and among
             Congress Financial Corporation (Southern), IVI Checkmate Corp., IVI
             Checkmate Inc., Plourde Computer Services, Inc., Debitek, Inc.,
             National Transaction Network, Inc. and EnConcert Solutions, LLC

   27        Financial Data Schedule