Form 10-Q
period 2000-06-30
IVI CHECKMATE CORP
filed 2000-08-10
CIK 1057207

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2000

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
                                 ______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
                                        -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                       Outstanding at August 8, 2000
   -----------------------------            -----------------------------
   Common Stock, $0.01 par value                  18,155,569 shares

                              IVI CHECKMATE CORP.
                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 2000

                               Table of Contents
                               -----------------

                                                                                                 Page
PART I.   FINANCIAL INFORMATION                                                                 Number
                                                                                                ------
Item 1            Condensed Consolidated Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets - June 30, 2000
                  and December 31, 1999                                                            3

                  Condensed Consolidated Statements of Operations - Three and Six
                  Months Ended June 30, 2000 and 1999                                              4

                  Condensed Consolidated Statements of Cash Flows - Six Months
                  Ended June 30, 2000 and 1999                                                     5

                  Notes to Condensed Consolidated Financial Statements - June 30, 2000             6

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              9

Item 3            Quantitative and Qualitative Disclosure of Market Risk                          11


PART II.   OTHER INFORMATION

Item 4            Submission of Matters to a Vote of Security Holders                             11

Item 5            Other Information                                                               11

Item 6            Exhibits and Reports on Form 8-K                                                12

SIGNATURES                                                                                        13

INDEX OF EXHIBITS                                                                                 14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              IVI CHECKMATE CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars Except Per Share Data)

                                                             June 30,               December 31,
                                                               2000                     1999
                                                           -----------              ------------
                                                           (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                   $  5,950                 $  8,279
   Accounts receivable, net                                      22,963                   20,050
   Inventories, net                                              20,635                   20,278
   Deferred tax asset                                             1,384                      848
   Prepaid expenses and other assets                                339                      502
                                                               --------                 --------
        Total current assets                                     51,271                   49,957

Property and equipment, net                                       9,255                    9,654
Capitalized software development costs, net                      12,913                   12,822
Intangible assets, net                                              739                    1,064
Other assets                                                        194                       28
                                                               --------                 --------
Total assets                                                   $ 74,372                 $ 73,525
                                                               ========                 ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit                                         $  5,070                 $      -
   Accounts payable                                              10,956                   12,255
   Accrued liabilities                                            9,962                   11,273
   Deferred revenue                                               2,938                    3,350
   Other                                                             10                       13
                                                               --------                 --------
        Total current liabilities                                28,936                   26,891

Deferred tax liability                                            1,462                    1,500
Other                                                                 -                        4
                                                               --------                 --------
Total liabilities                                                30,398                   28,395
                                                               --------                 --------

Stockholders' equity
   Preferred stock, $0.01 par value                                   8                        8
   Common stock, $0.01 par value                                    183                      182
   Additional paid-in capital                                    89,495                   88,962
   Accumulated deficit                                          (44,316)                 (43,066)
   Accumulated comprehensive loss                                (1,396)                    (956)
                                                               --------                 --------
        Total stockholders' equity                               43,974                   45,130
                                                               --------                 --------
Total liabilities and stockholders' equity                     $ 74,372                 $ 73,525
                                                               ========                 ========


See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (In Thousands of Dollars Except Share and Per Share Data)
                                  (Unaudited)


                                              Three Months Ended                     Six Months Ended
                                                   June 30,                               June 30,
                                           -----------------------               -----------------------
                                              2000          1999                    2000          1999
                                           ---------     ---------               ----------    ---------

Net revenues                                $24,910        $28,633                $48,179        $43,743
Cost of sales                                15,292         22,212                 29,787         31,600
Amortization of software
   development costs                          1,243            771                  2,175          1,402
                                            -------        -------                -------        -------
Gross profit                                  8,375          5,650                 16,217         10,741
                                            -------        -------                -------        -------

Operating expenses:
   Selling, general and
      administrative                          7,596          8,547                 15,068         15,107
   Research and development                     679            998                  1,555          2,234
   Depreciation and amortization                655            632                  1,270          1,156
                                            -------        -------                -------        -------
                                              8,930         10,177                 17,893         18,497
                                            -------        -------                -------        -------

Operating loss                                 (555)        (4,527)                (1,676)        (7,756)
Interest and other                              (13)          (105)                     9           (156)
                                            -------        -------                -------        -------

Loss before taxes                              (568)        (4,632)                (1,667)        (7,912)
Income tax benefit                              142          1,390                    417          2,374
                                            -------        -------                -------        -------

Net loss                                    $  (426)       $(3,242)               $(1,250)       $(5,538)
                                            =======        =======                =======        =======

Weighted average number
   of shares outstanding (000's)
   -  basic and diluted:
                                             18,224         18,114                 18,187         18,093

Net loss per share available
   to common stockholders
   - basic and diluted                      $ (0.04)       $ (0.19)               $ (0.09)       $ (0.32)

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                               -------------------------------
                                                                   2000                1999
                                                               ------------        -----------

Operating activities:
   Net loss                                                      $(1,250)            $(5,538)
   Depreciation and amortization                                   3,866               3,112
   Deferred income taxes and other                                  (612)             (2,279)
   Change in non-cash working capital:
      Accounts receivable                                         (3,063)              7,477
      Inventories                                                   (430)             (4,836)
      Prepaid expenses and other current assets                      161                (125)
      Accounts payable and accrued liabilities                    (2,139)              4,477
      Deferred revenue                                              (393)               (232)
                                                                 --------            --------
Net cash provided by (used in) operating activities               (3,860)              2,056
                                                                 --------            --------

Investing activities:
   Purchases of property and equipment                            (1,035)             (2,147)
   Capitalized software development costs                         (2,214)             (2,920)
   Other                                                            (165)               (127)
                                                                 --------            --------
Net cash used in investing activities                             (3,414)             (5,194)
                                                                 --------            --------

Financing activities:
   Borrowings of bank line of credit - net                         5,070                   -
   Proceeds from issuance of common stock                             51               1,158
   Other                                                              (7)                (43)
                                                                 --------            --------
Net cash provided by financing activities                          5,114               1,115
                                                                 --------            --------

Effect of exchange rate fluctuations on cash                        (169)                278
                                                                 --------            --------

Net decrease in cash and cash equivalents                         (2,329)             (1,745)
Cash and cash equivalents at beginning of period                   8,279               9,846
                                                                 --------            --------
Cash and cash equivalents at end of period                       $ 5,950             $ 8,101
                                                                 ========            ========


See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (Tabular amounts in thousands of dollars, except per share data)
                                  (Unaudited)

                                 June 30, 2000


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of IVI Checkmate Corp. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared these statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other interim period.

2.  Inventories

Inventories are summarized by classes as follows:

                                             June 30,    December 31,
                                               2000         1999
                                             -------     ------------

        Finished goods                       $12,145       $12,578
        Consignment                            6,551         2,040
        Work in process                        2,984         2,798
        Raw materials and supplies             5,007         9,873
                                             -------       -------
          Gross inventories                   26,687        27,289
        Less obsolescence reserves            (6,052)       (7,011)
                                             -------       -------
        Total                                $20,635       $20,278
                                             =======       =======

3.  Net Loss Per Share

Net loss per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:

                                                         Three Months Ended               Six Months Ended
                                                               June 30,                       June 30,
                                                      ------------------------       ------------------------
                                                         2000           1999            2000           1999
                                                      ----------     ---------       ---------      ---------

Net loss                                              $  (426)         $(3,242)        $(1,250)      $(5,538)
Less: Preferred dividends                                (163)            (163)           (326)         (163)
                                                      -------          -------         -------       -------
Net loss available to common stockholders
                                                         (589)         $(3,405)        $(1,576)      $(5,701)
                                                      =======          =======         =======       =======
Calculation of weighted average shares
   outstanding plus assumed conversions (000's):
       Weighted average basic shares outstanding       18,224           18,114          18,187        18,093
       Effect of dilutive stock options                     -                -               -             -
                                                      -------          -------         -------       -------
       Weight average diluted shares outstanding       18,224           18,114          18,187        18,093
                                                      =======          =======         =======       =======
Basic and diluted net loss per share available
       to common stockholders                         $ (0.04)         $ (0.19)        $ (0.09)      $ (0.32)
                                                      =======          =======         =======       =======

The effect of dilutive securities excludes those stock options and convertible preferred shares for which the impact of exercise or conversion would have been anti-dilutive. All options and convertible preferred stock outstanding at June 30, 2000 and 1999 were anti-dilutive.

4.  Segment Disclosures

Selected Financial Results
--------------------------

                                                                     Operating           Depreciation/
                                                Revenues            Income(Loss)         Amortization
                                               ---------            ------------         -------------

Three Months Ended June 30, 2000:
     Domestic                                   $19,134               $  (851)               $1,544
     International                                5,833                   296                   477
                                                -------               -------                ------
        Segmented total                          24,967                  (555)                2,021
     Intersegment sales                             (57)                    -                     -
                                                -------               -------                ------
        Consolidated total                      $24,910               $  (555)               $2,021
                                                =======               =======                ======

Three Months Ended June 30, 1999:
     Domestic                                   $23,981               $(4,571)               $1,248
     International                                4,841                    44                   466
                                                -------               -------                ------
        Segmented total                          28,822                (4,527)                1,714
     Intersegment sales                            (189)                    -                     -
                                                -------               -------                ------
        Consolidated total                      $28,633               $(4,527)               $1,714
                                                =======               =======                ======

Six Months Ended June 30, 2000:
     Domestic                                   $36,745               $(2,303)               $2,891
     International                               11,493                   627                   975
                                                -------               -------                ------
        Segmented total                          48,238                (1,676)                3,866
     Intersegment sales                             (59)                    -                     -
                                                -------               -------                ------
        Consolidated total                      $48,179               $(1,676)               $3,866
                                                =======               =======                ======

Six Months Ended June 30, 1999:
     Domestic                                   $34,072               $(8,194)               $2,199
     International                                9,860                   438                   913
                                                -------               -------                ------
        Segmented total                          43,932                (7,756)                3,112
     Intersegment sales                            (189)                    -                     -
                                                -------               -------                ------
        Consolidated total                      $43,743               $(7,756)               $3,112
                                                =======               =======                ======

Identifiable Assets
-------------------

                                                 At                  At
                                              June 30,          December 31,
                                                2000               1999
                                            ----------         ------------

Domestic                                     $50,767             $48,372
International                                 22,822              25,153
                                             -------             -------

   Segment total                              73,589              73,525
Tax adjustment                                   783                   -
                                             -------             -------
   Consolidated total                        $74,372             $73,525
                                             =======             =======

5. Comprehensive Loss

Total comprehensive loss, which consists of net loss and foreign currency translation adjustments, is calculated as follows:

                                              Three Months Ended                  Six Months Ended
                                                   June 30,                           June 30,
                                          ---------------------------        --------------------------
                                             2000             1999              2000            1999
                                          ----------       ----------        ----------      ----------

     Net loss                               $(426)          $(3,242)          $(1,250)        $(5,538)
     Foreign currency translation gain
      (loss)                                 (354)              309              (440)            531
                                            -----           -------           -------         -------
     Comprehensive loss                     $(780)          $(2,933)          $(1,690)        $(5,007)
                                            =====           =======           =======         =======


6. Recent Accounting Pronouncement

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Although we are currently evaluating the impact of SAB 101, we believe that our current practices comply with SAB 101. However, should we determine that a change in accounting policy is necessary, such a change will be made in the fourth quarter of 2000.

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

RESULTS OF OPERATIONS

Net Revenues
------------

     Net revenues for the three months ended June 30, 2000 declined 13% to $24.9 million from $28.6 million for the three months ended June 30, 1999. The decline was attributable to several product shipments that were delayed until the third quarter of 2000, due to a limited supply of available component parts that are used in the manufacturing of our products, and as a result of transitioning our manufacturing operations from internal production to complete outsourcing. We do not anticipate these factors to significantly affect revenues in future quarters. Net revenues for the six months ended June 30, 2000 increased 10% to $48.2 million from $43.7 million as strong product sales in the U.S. in the first quarter were sufficient to offset the decline in second quarter revenues.

Cost of Sales
-------------

     Cost of sales (excluding amortization of software development costs) declined by 31% to $15.3 million for the three months ended June 30, 2000 from $22.2 million for the three months ended June 30, 1999, and declined by 6% to $29.8 million for the six months ended June 30, 2000 from $31.6 million for the six months ended June 30, 1999. As a percentage of net revenues, cost of sales (excluding amortization of software development costs) for the three and six months ended June 30, 2000 were 61% and 62%, respectively. In comparison, corresponding percentages for the three and six months ended June 30, 1999 were 78% and 72%, respectively. The improvement in the cost of sales percentages was due to a more favorable customer mix in 2000, and an inventory writedown of approximately $2.7 million that was recorded in the three months ended June 30, 1999 for product issues related to our e/N/-Touch payment terminal.

Amortization of Software Development Costs
------------------------------------------

     Amortization of software development costs for the three and six months ended June 30, 2000 increased 61% to $1.2 million for the three months ended June 30, 2000 from $771,000 for the three months ended June 30, 1999, and increased by 55% to $2.2 million for the six months ended June 30, 2000 from $1.4 million for the six months ended June 30, 1999. The increase resulted as we began to amortize previously capitalized software development project costs that have reached commercial production.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses for the three months ended June 30, 2000 declined 11% to $7.6 million from $8.5 million for the three months ended June 30, 1999. The savings realized were the result of an initiative that began in June 1999 related to personnel assessment and termination where appropriate. Despite the savings realized in the second quarter, selling, general and administrative expenses for each of the six months ended June 30, 2000 and 1999 were $15.1 million as operating expenses of our Financial Systems division, acquired in April 1999, were not reflected in the first quarter of 1999. As a percentage of revenues, selling, general and administrative expenses for the three and six months ended June 30, 2000 were 30% and 31%, respectively. In comparison, corresponding percentages for the three and six months ended June 30, 1999 were 30% and 35%, respectively.

Research and Development
------------------------

     Net research and development expenditures for the three and six months ended June 30, 2000 declined to $679,000 and $1.2 million, respectively, compared to $1.0 million and $2.2 million for the three and six months ended June 30, 1999, respectively. As a percentage of revenues, net research and development expenditures for the three and six months ended June 30, 2000 were 2.7% and 3.2%, respectively. In comparison, corresponding percentages for the three and six months ended June 30, 1999 were 3.5% and 5.1%, respectively. The decline in expenditures reflects a smaller proportion of engineering costs attributable to development projects.

Liquidity and Capital Resources
-------------------------------

     Our primary operating cash needs include the payment of salaries, payments to suppliers, office rent, travel expenses, and other general and administrative expenses, as well as capital expenditures and research and development. We finance these expenditures, as well as acquisitions, with cash flow from operations and the issuance of equity securities, as well as borrowings from time to time under lines of credit.

     In April 2000, we replaced our existing U.S. lines of credit with a new line of credit from Congress Financial. This new line of credit provides for borrowings of up to $15 million provided that certain covenants pertaining to equity are maintained. Borrowings of $4.5 million outstanding under the old lines of credit were repaid with funding provided under this new line of credit.

     At June 30, 2000, we had working capital of approximately $22 million compared to approximately $23 million in working capital at March 31, 2000 and December 31, 1999. Working capital at June 30, 2000 included available cash on hand of approximately $6 million, all of which is held by our Canadian subsidiary. Consequently, as of June 30, 2000, we borrowed an additional $600,000, in addition to previous borrowings, under our Congress Financial line of credit to temporarily fund operating cash requirements in the U.S.

     During the six months ended June 30, 2000, approximately $3.9 million in cash was used in operating activities, with an additional $3.4 million used for purchases of property and equipment and software development costs. These activities were funded by a $2.3 million reduction in available cash on hand in addition to the borrowed funds.

     We believe that our working capital position at June 30, 2000, together with anticipated future cash flows from operations and the borrowings available under our revolving credit lines, will be sufficient to meet our cash operating needs for the remainder of the year and 2001. We anticipate that our borrowings will be repaid in its entirety by the end of the year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     There has been no material change during the quarter ended June 30, 2000 from the disclosures about market risk provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 1999.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 18, 2000. A total of 8,458,162 shares of common stock of the Company and exchangeable shares of IVI Checkmate Ltd., which totaled 61% of the shares eligible to be voted at the annual meeting were cast.

The following directors were elected at and continued in office after the meeting:

                                             Number of Shares
                                            -------------------
          Director                             For     Withheld
          ----------------                  ---------  --------

          Gerard Compain                    8,350,269   107,893
          Paul W. Noblett                   8,353,520   104,642
          Bertil D. Nordin                  8,351,420   106,742
          Gareth Owen                       8,350,309   107,853
          Peter E. Roode                    8,351,265   106,897
          J. Stanford Spence                8,350,720   107,442
          L. Barry Thomson                  8,344,565   113,597
          George Whitton                    8,350,565   107,597


ITEM 5.  OTHER INFORMATION

On June 13, 2000, we consummated a merger that resulted in us acquiring the remaining shares of common stock of National Transaction Network, Inc. we did not previously own. In exchange for these shares, we issued 57,267 registered shares of our common stock to National Transaction Network stockholders. Prior to the merger, we owned approximately 82% of National Transaction Network's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are filed as part of this report:
     ---------

Exhibit Number      Description
--------------      -----------

      27            Financial Data Schedule


(b)  Reports on Form 8-K.
     --------------------

     On April 28, 2000, we filed a Current Report on Form 8-K to report our interim financial statements for the quarter ended March 31, 2000.

     On June 14, 2000, we filed a Current Report on Form 8-K to report that we had consummated a merger that resulted in our acquiring the remaining common shares of National Transaction Network, Inc. that we did not previously own.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IVI CHECKMATE CORP.
                                         (Registrant)



Date:  August 8, 2000               /s/ L. Barry Thomson
                                    --------------------
                                    L. Barry Thomson
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)



Date:  August 8, 2000               /s/ John J. Neubert
                                    -------------------
                                    John J. Neubert
                                    Executive Vice President - Finance
                                    and Administration, Chief Financial
                                    Officer, Treasurer and Secretary
                                    (Principal Financial and Accounting
                                    Officer)

                               INDEX OF EXHIBITS


 Exhibit
   No.       Description
 -------     -----------

   27        Financial Data Schedule