Form 10-Q
period 2000-09-30
IVI CHECKMATE CORP
filed 2000-11-13
CIK 1057207

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2000

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
                                ______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
                                        -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


            Class                         Outstanding at November 10, 2000
-----------------------------             --------------------------------
Common Stock, $0.01 par value                     18,233,334 shares

                              IVI CHECKMATE CORP.
                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 2000

                               Table of Contents
                               -----------------

                                                                                                 Page
PART I.   FINANCIAL INFORMATION                                                                 Number
                                                                                               -------
Item 1       Condensed Consolidated Financial Statements (Unaudited):

             Condensed Consolidated Balance Sheets - September 30, 2000
                 And December 31, 1999                                                               3

             Condensed Consolidated Statements of Operations - Three and Nine
                 Months Ended September 30, 2000 and 1999                                            4

             Condensed Consolidated Statements of Cash Flows - Nine Months
                 Ended September 30, 2000 and 1999                                                   5

             Notes to Condensed Consolidated Financial Statements -
                 September 30, 2000                                                                  6

Item 2       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                 9

Item 3       Quantitative and Qualitative Disclosure of Market Risk                                 11

PART II.   OTHER INFORMATION

Item 1       Legal Proceedings                                                                      11

Item 6       Exhibits and Reports on Form 8-K                                                       12

SIGNATURES                                                                                          13

INDEX OF EXHIBITS                                                                                   14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              IVI CHECKMATE CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands of Dollars Except Per Share Data)

                                                                      September 30,            December 31,
                                                                          2000                     1999
                                                                  -------------------      -------------------
                                                                      (Unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                           $  5,942                 $  8,279
   Accounts receivable, net                                              23,531                   20,050
   Inventories, net                                                      19,707                   20,278
   Deferred tax asset                                                       526                      848
   Prepaid expenses and other assets                                        214                      502
                                                                       --------                 --------
        Total current assets                                             49,920                   49,957

Property and equipment, net                                               8,144                    9,654
Capitalized software development costs, net                              13,441                   12,822
Intangible assets, net                                                      684                    1,064
Other assets                                                                129                       28
                                                                       --------                 --------
Total assets                                                           $ 72,318                 $ 73,525
                                                                       ========                 ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit                                                 $  6,923                 $      -
   Accounts payable                                                      11,079                   12,255
   Accrued liabilities                                                   10,288                   11,273
   Deferred revenue                                                       2,866                    3,350
   Other                                                                      7                       13
                                                                       --------                 --------
        Total current liabilities                                        31,163                   26,891

Deferred tax liability                                                    1,440                    1,500
Other                                                                         -                        4
                                                                       --------                 --------
Total liabilities                                                        32,603                   28,395
                                                                       --------                 --------

Stockholders' equity
   Preferred stock, $0.01 par value                                           8                        8
   Common stock, $0.01 par value                                            183                      182
   Additional paid-in capital                                            89,494                   88,962
   Accumulated deficit                                                  (48,248)                 (43,066)
   Accumulated comprehensive loss                                        (1,722)                    (956)
                                                                       --------                 --------
        Total stockholders' equity                                       39,715                   45,130
                                                                       --------                 --------
Total liabilities and stockholders' equity                             $ 72,318                 $ 73,525
                                                                       ========                 ========


See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (In Thousands of Dollars Except Share and Per Share Data)
                                  (Unaudited)


                                              Three Months Ended                             Nine Months Ended
                                                 September 30,                                 September 30,
                                  ----------------------------------------      ----------------------------------------
                                         2000                   1999                   2000                   1999
                                  -----------------      -----------------      -----------------      -----------------

Net revenues                           $23,082                $32,543                $71,261                $76,286
Cost of sales                           16,262                 21,824                 46,049                 53,423
Amortization of software
   development costs                       810                    684                  2,985                  2,086
                                       -------                -------                -------                -------
Gross profit                             6,010                 10,035                 22,227                 20,777
                                       -------                -------                -------                -------

Operating expenses:
   Selling, general and
      administrative                     7,518                  7,154                 22,586                 22,262
   Research and development                727                  1,227                  2,282                  3,461
   Depreciation and amortization           668                    690                  1,938                  1,846
                                       -------                -------                -------                -------
                                         8,913                  9,071                 26,806                 27,569
                                       -------                -------                -------                -------

Operating income (loss)                 (2,903)                   964                 (4,579)                (6,792)
Interest and other                         (88)                   (79)                   (79)                  (235)
                                       -------                -------                -------                -------

Income (loss) before taxes              (2,991)                   885                 (4,658)                (7,027)
Income tax benefit (expense)              (941)                  (266)                  (524)                 2,108
                                       -------                -------                -------                -------

Net income (loss)                      $(3,932)               $   619                $(5,182)               $(4,919)
                                       =======                =======                =======                =======

Weighted average number
   of shares outstanding (000's):
   Basic                                18,261                 18,124                 18,212                 18,103
   Diluted                              18,261                 18,188                 18,212                 18,103

Net income (loss) per share
   available to common
   stockholders
   Basic                               $ (0.22)               $  0.03                $ (0.31)             $   (0.29)
   Diluted                             $ (0.22)               $  0.03                $ (0.31)             $   (0.29)

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                  --------------------------------------------
                                                                          2000                     1999
                                                                  -------------------      -------------------

Operating activities:
   Net loss                                                            $(5,182)                 $(4,919)
   Depreciation and amortization                                         6,070                    4,797
   Deferred income taxes and other                                         233                   (1,959)
   Change in non-cash working capital:
      Accounts receivable                                               (3,716)                   2,115
      Inventories                                                          444                   (2,793)
      Prepaid expenses and other current assets                            284                      371
      Accounts payable and accrued liabilities                          (1,530)                   2,417
      Deferred revenue                                                    (454)                     210
                                                                       -------                  -------
Net cash provided by (used in) operating activities                     (3,851)                     239
                                                                       -------                  -------

Investing activities:
   Purchases of property and equipment                                  (1,473)                  (2,731)
   Capitalized software development costs                               (3,445)                  (4,177)
   Other                                                                  (196)                       3
                                                                       -------                  -------
Net cash used in investing activities                                   (5,114)                  (6,905)
                                                                       -------                  -------

Financing activities:
   Borrowings of bank line of credit - net                               6,923                        -
   Proceeds from issuance of common stock                                   51                    1,248
   Other                                                                   (11)                     (48)
                                                                       -------                  -------
Net cash provided by financing activities                                6,963                    1,200
                                                                       -------                  -------

Effect of exchange rate fluctuations on cash                              (335)                     257
                                                                       -------                  -------

Net decrease in cash and cash equivalents                               (2,337)                  (5,209)
Cash and cash equivalents at beginning of period                         8,279                    9,846
                                                                       -------                  -------
Cash and cash equivalents at end of period                             $ 5,942                  $ 4,637
                                                                       =======                  =======

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Tabular amounts in thousands of dollars, except per share data)
                                  (Unaudited)

                              September 30, 2000


1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of IVI Checkmate Corp. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared these statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other interim period.


2. Inventories

Inventories are summarized by classes as follows:

                                                           September 30,         December 31,
                                                               2000                  1999
                                                         ----------------     ----------------

        Finished goods                                       $13,480               $12,578
        Consignment                                            2,621                 2,040
        Work in process                                        3,301                 2,798
        Raw materials and supplies                             5,821                 9,873
                                                             -------               -------
          Gross inventories                                   25,223                27,289
        Less obsolescence reserves                            (5,516)               (7,011)
                                                             -------               -------
        Total                                                $19,707               $20,278
                                                             =======               =======

3.  Net Income (Loss) Per Share

Net income (loss) per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,
                                                       --------------------------------         ------------------------------
                                                           2000                 1999                2000              1999
                                                       -----------          -----------         ------------      ------------
Net income (loss)                                        $(3,932)              $   619             $(5,182)          $(4,919)
Less: Preferred dividends                                   (163)                 (163)               (489)             (326)
                                                         -------               -------             -------           -------
Net income (loss) available to common stockholders       $(4,095)              $   456             $(5,671)          $(5,245)
                                                         =======               =======             =======           =======

Calculation of weighted average shares
   outstanding plus assumed conversions (000's):
       Weighted average basic shares outstanding          18,261                18,124              18,212            18,103
       Effect of dilutive stock options                        -                    64                   -                 -
                                                         -------               -------             -------           -------
       Weight average diluted shares outstanding          18,261                18,188              18,212            18,103
                                                         =======               =======             =======           =======

Basic and diluted net income (loss) per share
       available to common stockholders                  $ (0.22)              $  0.03             $ (0.31)          $ (0.29)
                                                         =======               =======             =======           =======

The effect of dilutive securities excludes those stock options and convertible preferred shares for which the impact of exercise or conversion would have been anti-dilutive.


4.  Segment Disclosures

Selected Financial Results
--------------------------

                                                                                      Operating                Depreciation/
                                                            Revenues                 Income(Loss)              Amortization
                                                      -------------------       --------------------       --------------------
Three Months Ended September 30, 2000:
     Domestic                                               $17,699                     $(3,134)                   $1,713
     International                                            5,547                         231                       491
                                                            -------                     -------                    ------
        Segmented total                                      23,246                      (2,903)                    2,204
     Intersegment sales                                        (164)                          -                         -
                                                            -------                     -------                    ------
        Consolidated total                                  $23,082                     $(2,903)                   $2,204
                                                            =======                     =======                    ======

Three Months Ended September 30, 1999:
     Domestic                                               $25,853                     $   201                    $1,190
     International                                            6,802                         763                       495
                                                            -------                     -------                    ------
        Segmented total                                      32,655                         964                     1,685
     Intersegment sales                                        (112)                          -                         -
                                                            -------                     -------                    ------
        Consolidated total                                  $32,543                     $   964                    $1,685
                                                            =======                     =======                    ======

Nine Months Ended September 30, 2000:
     Domestic                                               $54,444                     $(5,437)                   $4,605
     International                                           17,040                         858                     1,465
                                                            -------                     -------                    ------
        Segmented total                                      71,484                      (4,579)                    6,070
     Intersegment sales                                        (223)                          -                         -
                                                            -------                     -------                    ------
        Consolidated total                                  $71,261                     $(4,579)                   $6,070
                                                            =======                     =======                    ======

Nine Months Ended September 30, 1999:
     Domestic                                               $59,925                     $(8,003)                   $3,389
     International                                           16,662                       1,201                     1,408
                                                            -------                     -------                    ------
        Segmented total                                      76,587                      (6,792)                    4,797
     Intersegment sales                                        (301)                          -                         -
                                                            -------                     -------                    ------
        Consolidated total                                  $76,286                     $(6,792)                   $4,797
                                                            =======                     =======                    ======

Identifiable Assets
-------------------

                                                            At                           At
                                                      September 30,                 December 31,
                                                           2000                         1999
                                                     --------------                 ------------
Domestic                                                 $50,177                       $48,372
International                                             22,141                        25,153
                                                         -------                       -------
   Consolidated total                                    $72,318                       $73,525
                                                         =======                       =======


5.    Comprehensive Income (Loss)

Total comprehensive income (loss), which consists of net income (loss) and foreign currency translation adjustments, is calculated as follows:

                                                       Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                  -------------------------      -----------------------
                                                     2000           1999           2000           1999
                                                  --------        -------        -------         -------

     Net income (loss)                             $(3,932)        $ 619         $(5,182)        $(4,919)
     Foreign currency translation gain                (326)           60            (766)            819
      (loss)                                       -------         -----         -------         -------
     Comprehensive income (loss)                   $(4,258)        $ 679         $(5,948)        $(4,100)
                                                   =======         =====         =======         =======


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

RESULTS OF OPERATIONS

Net Revenues
------------

     Net revenues decreased 29% to $23.1 million for the quarter ended September 30, 2000 from $32.5 million for the comparable period in 1999, and decreased 7% to $71.3 million for the nine months ended September 30, 2000 from $76.3 million for the comparable period in 1999. The decreases in net revenues for the quarter and nine-month periods resulted from shortages in component parts, which adversely affected our manufacturing production schedules. Shortages in component parts have been an industry-wide problem since early this year.

     Specifically, the revenue shortfall in this quarter resulted from a delay in shipment of wireless terminals until the fourth quarter, and manufacturing of the e/N/-Touch 1000 customer interactive touch screen terminal not being at full capacity.

Cost of Sales
-------------

     Cost of sales (excluding amortization of software development costs) decreased 25% to $16.3 million for the quarter ended September 30, 2000 from $21.8 million for the comparable period in 1999, and decreased 14% to $46.0 million for the nine months ended September 30, 2000 from $53.4 million for the comparable period in 1999. The decreases in cost of sales for the quarter and nine-month periods were due primarily to corresponding decreases in net revenues over the same periods. Cost of sales for the nine months ended September 30, 1999 also reflected an inventory write-down of approximately $2.7 million, which was recorded in the quarter ended June 30, 1999 for product issues related to our e/N/-Touch payment terminal.

Amortization of Software Development Costs
------------------------------------------

     Amortization of software development costs increased 18% to $810,000 for the quarter ended September 30, 2000 from the $684,000 for the comparable period in 1999, and increased 43% to $3.0 million for the nine months ended September 30, 2000 from $2.1 million for the comparable period in 1999. The increases were caused by our beginning to amortize previously capitalized software development project costs that have reached commercial production.

Operating Expenses
------------------

     Total operating expenses decreased 2% to $8.9 million for the quarter ended September 30, 2000 from $9.1 million for the comparable period in 1999, and decreased 3% to $26.8 million for the nine months ended September 30, 2000 from $27.6 million for the comparable period in 1999.

     For the quarter ended September 30, 2000, selling, general and administrative expenses increased 5% to $7.5 million from $7.2 million in the comparable period in 1999, while research and expenditures decreased 40% to $727,000 from $1.2 million in the same time period. The changes in such expenses primarily resulted from a slight shift in our engineering resources away from research and development towards engineering support, which we include as part of selling, general and administrative expenses.

     The shift in our engineering resources is consistent with an increasing proportion of our revenues being derived from resales of Ingenico products for printing, smart card and wireless applications. Consequently, a higher proportion of engineering resources are used, not in the development of new hardware products, but rather in supporting and adapting Ingenico products to the North American marketplace.

     For the nine months ended September 30, 2000, selling, general and administrative expenses increased 2% to $22.6 million from $22.3 million in the comparable period in 1999, while research and development expenditures decreased 34% to $2.3 million from $3.5 million in the same time period. The changes resulted primarily due to the shift in engineering resources as discussed above, while selling, general administrative expenses also benefited from savings in compensation costs due to employee attrition in 1999.

Income Taxes
------------

     We recorded tax expense of $159,000 and $524,000 for the quarter and nine months ended September 30, 2000, respectively, to reflect foreign taxes payable as our Canadian operations has taxable income in 2000. In addition, during the quarter, we also reversed a tax benefit of $782,000, which was previously recognized on losses incurred by our U.S. operations in the first half of 2000. The tax benefit accrual was earlier recognized in expectation that profits by our U.S. operations in the second half of 2000 would exceed corresponding losses in the first six months. However, in light of third quarter results, we forecast U.S. earnings for the second half of 2000 to be less than initial expectations. Consequently, neither our year-to-date financial results in 2000 nor our financial position at September 30, 2000 reflect any deferred tax benefit accrued on net operating loss carryforwards in the U.S. For U.S. federal income tax purposes, utilization of net operating loss carryforwards to offset future taxable income is subject to certain limitations, and may be further limited by any future changes in ownership in IVI Checkmate.

Liquidity and Capital Resources
-------------------------------

     Our primary operating cash needs include the payment of salaries, payments to suppliers, office rent, travel expenses, and other general and administrative expenses, as well as capital expenditures and research and development. We finance these expenditures with cash flow from operations and the issuance of equity securities, as well as borrowings from time to time under lines of credit.

     For the nine months ended September 30, 2000, cash on hand was reduced by $2.3 million from December 1999 and net borrowings of $6.9 million in 2000 against our line of credit were required in order to fund operating activities and finance purchases of property and equipment and software development costs. Approximately $5.1 million of our cash requirement was used in the purchases of property and equipment and software development. The remaining cash usage was the result of unfavorable timing of trade receivable collections and payment of outstanding invoices.

     Based upon the current level of operations, we believe that cash from operating activities, available cash and amounts available under our lines of credit will be adequate to meet our cash requirements for capital expenditures and working capital needs in the foreseeable future. However, there can be no assurance given in this regard that our business will generate sufficient cash flow from operations or that future borrowings will be available.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     There has been no material change during the quarter ended September 30, 2000 from the disclosures about market risk provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 1999.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

(i)  Litigation with former director and officer

Gregory A. Lewis v. IVI Checkmate Corp., IVI Checkmate Inc., and L. Barry Thomson, Civil Action No. 2000CV27678. This lawsuit was filed on September 1, 2000 and is currently pending in the Superior Court of Fulton County, Georgia. Plaintiff, a former officer of IVI Checkmate Inc., brought this lawsuit alleging breach of employment contract, tortious interference with contract, breach of good faith and fair dealing, defamation and entitlement to attorneys' fees and
litigation expenses arising from the cessation of his employment.   Answers and
counterclaims have been filed. The case is presently in the early stages of discovery. Because of the early stage of this litigation, we are unable at this time to predict the range or likelihood of success or the amount of potential exposure in this matter.

(ii) Litigation with Samsung Display Devices

On or about April 30, 1999, we filed a complaint against Samsung Display Devices, Ltd. And Samsung Display Devices, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking in excess of $5,000,000 in damages. We alleged that Samsung Display Devices failed to honor an agreement to provide us with a component part for our e/N/-Touch 1000(R) product. We also alleged that Samsung Display Devices made negligent misrepresentations that induced us to enter into contractual relations with Samsung Display Devices. Our specific claims were for breach of contract, breach of warranty, negligent misrepresentation, promissory estoppel and breach of implied promise.

On August 6, 1999, Samsung Display Devices answered and counter-claimed against us, stating claims for breach of contract and seeking approximately $500,000 in damages from us. Thereafter, the parties engaged in substantial discovery, and on March 28, 2000, we amended our complaint to add a claim for fraud against Samsung Display Devices.

On November 2 and 3, 2000, the parties participated in a mediation. As a result, on November 3, 2000, the case settled, with Samsung Display Devices agreeing to pay us specified damages, the amount of which is confidential pursuant to the settlement terms. As a part of the settlement, we agreed to dismiss our fraud claim against Samsung Display Devices. Thereafter, all parties will dismiss all remaining claims and counterclaims and provide full releases in connection with all pending, threatened or previously dismissed claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are filed as part of this report:
     ---------

Exhibit Number    Description
--------------    -----------

  27              Financial Data Schedule


(b)  Reports on Form 8-K.
     --------------------

     We did not filed any report on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IVI CHECKMATE CORP.
                                         (Registrant)



Date:  November 10, 2000            /s/ L. Barry Thomson
                                    --------------------------------------
                                    L. Barry Thomson
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)



Date:  November 10, 2000            /s/ John J. Neubert
                                    --------------------------------------
                                    John J. Neubert
                                    Executive Vice President - Finance
                                    and Administration, Chief Financial
                                    Officer, Treasurer and Secretary
                                    (Principal Financial and Accounting
                                    Officer)

                               INDEX OF EXHIBITS


 Exhibit
   No.     Description
 -------   -----------

   27      Financial Data Schedule