Form 10-K405
period 2000-12-31
IVI CHECKMATE CORP
filed 2001-03-29
CIK 1057207

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the year ended December 31, 2000

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
                                (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's common stock (including exchangeable shares which are exchangeable into common stock) held by non-affiliates of the registrant was approximately $30 million at March 23, 2001, based on the closing sale price of $1.875 per share for the common stock on such date on the Nasdaq National Market.

  The number of shares of the registrant's common stock (including exchangeable shares which are exchangeable into common stock) outstanding at March 23, 2001 was 18,233,334.

                      Documents Incorporated by Reference
  Specifically identified portions of the registrant's proxy statement for the 2001 annual meeting of stockholders are incorporated by reference in Part III.

                              IVI CHECKMATE CORP.

                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2000

                               TABLE OF CONTENTS

 Item                                                                                                 Page
Number                                                                                               Number
------                                                                                               ------

                                                PART I
1.        Business...................................................................................    1

2.        Properties.................................................................................    5

3.        Legal Proceedings..........................................................................    5

4.        Submission of Matters to a Vote of Security Holders........................................    6

                                                 PART II

5.        Market for the Registrant's Common Equity and Related Stockholder Matters..................    7

6.        Selected Financial Data....................................................................    8

7.        Management's Discussion and Analysis of Financial Condition and Results of Operations......    9

7(A)      Quantitative and Qualitative Disclosures about Market Risk.................................   20

8.        Financial Statements and Supplementary Data................................................   21

9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   44

                                              PART III

10.       Directors and Executive Officers of the Registrant.........................................   45

11.       Executive Compensation.....................................................................   45

12.       Security Ownership of Certain Beneficial Owners and Management.............................   45

13.       Certain Relationships and Related Transactions.............................................   46

                                                 PART IV

14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   46

          Signatures.................................................................................   51



                                      (i)

                                     PART I

Item 1.   Business.

Special Cautionary Notice Regarding Forward-Looking Statements

  We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements in this report and in some of the documents that we incorporate by reference in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Additionally, the letter from our president and CEO to our stockholders in our 2000 Annual Report contains forward-looking statements. Statements that are not historical facts are forward-looking statements. You can sometimes identify forward-looking statements by our use of forward-looking words like "anticipate," "believe," "continue," "could," "estimate," "expect," "grow," "intend," "may," "plan," "potential," "predict," "seek," "strive," "will" and similar expressions.

  Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us, and therefore they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Performance" and elsewhere in this report. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

     Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

Overview

     We are a major electronic transaction solutions provider in North America. We were incorporated under the laws of the State of Delaware on January 15, 1998 and became active on June 25, 1998 as a result of the combination on that date of International Verifact Inc., or IVI, a Canadian corporation, and Checkmate Electronics, Inc., or Checkmate, a Georgia corporation. Since this combination, we have operated our business through our wholly owned subsidiaries IVI Checkmate Ltd. (formerly IVI) and IVI Checkmate Inc. (formerly Checkmate) and their subsidiaries.

     Through our subsidiaries, we design, develop and market innovative payment and value-added solutions that optimize transaction management at the point of service in the retail, financial, hospitality, healthcare and transportation industries. We provide point-of-service products such as terminals, check readers and software that facilitate the processing of electronic payment transactions such as check, debit, credit, smart card and electronic benefits transfer among consumers, merchants and financial institutions. These hardware and software products, together with related professional services, minimize transaction costs, reduce operational complexity and improve profitability for our customers in the U.S. and Canada.

  We distribute our products through direct sales and various third party distribution arrangements. Our customers include banks, payment processors, retail merchants, petroleum service stations, convenience store operators, supermarkets and other mass merchandisers, as well as government benefits disbursers. We employ approximately 314 persons in the U.S. and 87 persons in Canada. These employees are located primarily in seven facilities, including development centers, customer service centers, and sales and support offices.

     Recent Developments

     Continued Development of e/N/-Concert Solutions. Throughout 2000, we continued to introduce new software products and services to further develop our e/N/-Concert Solutions division, allowing retailers to update their point-of-sale systems and improve customer service without costly retrofits to their existing payment networks. New products that we made available include e/N/-Signia/(TM)/, a comprehensive image capture and retrieval solution that significantly reduces operating expenses associated with handling and retrieving credit card receipts and signatures; and e/N/-Concert Insight/(TM)/, a software application that helps retailers convert check card and offline debit transactions into online debit transactions

     Deployment of Wireless and Internet-capable Products. In 2000, we began deployment of our long-range wireless payment terminals in the United States, a product that we had already made available in Canada. We continued to develop our wireless products throughout 2000, and in the fourth quarter of 2000, we began rolling-out a short-range wireless payment terminal to hospitality and high-end customer service establishments in Canada. Additionally in 2000, we introduced new products, such as Internet Protocol, or IP, converters and e/N/-Touch 3000, a new touch screen-based Internet-capable point-of-sale terminal that enable retailers to utilize the power of the Internet.

     Outsourcing of U.S. Product Manufacturing. In the summer of 2000, we completed the outsourcing of our entire U.S. manufacturing operations. We anticipate that the outsourcing will allow us to streamline the cost of operations and improve manufacturing efficiency, thereby reducing cost of sales, in addition to improving our inventory management control.

     Completion of Merger with National Transaction Network. On June 13, 2000, we completed a merger that resulted in us acquiring the remaining shares of common stock of National Transaction Network, Inc., or NTN, that we did not previously own. In exchange for these shares, we issued 57,267 registered shares of our common stock to NTN stockholders. Prior to the merger, we owned approximately 82.0% of the outstanding common stock of NTN. In October 2000, we merged the NTN operation into our e/N/-Concert Solutions operation.

     Potential Sale of Common Stock to Ingenico S.A. On February 2, 2001 and February 5, 2001, we issued press releases announcing that our board of directors was in discussions with Ingenico S.A., a French public company that currently owns approximately 9% of our outstanding stock, for the sale by us of shares of our common stock to Ingenico in an amount sufficient to give Ingenico ownership of a majority of our voting stock. Ingenico's proposed stock purchase is subject to several contingencies, including our determination that the purchase price is fair; the issuance of fairness opinions by our and Ingenico's respective investment banking firms; approval from our board of directors; the execution of a governance agreement with Ingenico concerning its stock ownership; and the continued listing of our stock on the Nasdaq National Market. Due to these and other contingencies, we cannot be certain when or if a transaction with Ingenico will take place.

Electronic Payment Industry

  During the 1980s, automating the processing of transactions -- credit and debit card authorization, check verification, and the like -- was not cost-effective, and most transactions were completed manually. In the late 1980s, however, major changes in computer and telecommunications technology helped IVI Checkmate, among others, develop transaction automation systems that could rapidly capture and process transaction data electronically.

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

  Major technological advancements in the 1990s led to the further development of low-cost, highly reliable, easy-to-use transaction automation systems the electronic payment industry. At the end of the 1990s and in 2000, we initiated, alone or with strategic partners, a number of these major technological advancements, such as wireless and Internet-based applications for the electronic payment industry.

Business Objective and Strategies

  Our primary objective is to continue to increase our sales and our share of the electronic payment market by attracting new customers in existing and new market segments. Key elements of our strategy include:

  Investing in Market Development and Technology Initiatives. Rapid change and new technologies characterize the electronic payment industry. Consequently, we must continually assess the impact and risks that these changes, as well as our competitors' responses to these changes, will have on our technology and market development initiatives. In anticipation of these changes, we continue to invest in market development and technology initiatives that we believe will help us increase our share of the electronic payment market and allow us to better focus on our short and long-term product development activities.
Examples of new development and technology initiatives that we started or further developed in 2000 include wireless payment terminals, IP converters, and Wireless Application Protocol, or WAP, capable transaction terminals.

  Expanding Our Product Offerings. We historically derived the majority of our net revenues from direct sales of hardware products. In recent years, we adopted a business strategy to transition IVI Checkmate from a provider of hardware terminal products and peripherals to a provider of end-to-end payment and transaction solutions. In the transition, we have expanded our expertise and capabilities to provide software products and solutions to support software applications within our hardware solutions and integration within a retailer's point of sale system. We also provide professional services such as hardware and software maintenance and other help desk facilities to ensure that our customers receive optimal value for their investments. Further, through the Payment Systems Analysis Service that our e/N/-Concert Solutions Professional Services team provides, we conduct a detailed study of a retailer's electronic payment processes and costs and provide analysis on what the retailer can do to improve the payment process and reduce operating expenses.

  Leveraging Existing Business Relationships. We have developed a variety of business relationships over the years. We intend to leverage our relationships with technology solution providers such as Ingenico to enable us to bring global technology and products to our local markets. We also intend to leverage our customer relationships to market and sell to them end-to-end solutions that are capable of handling alternative forms of electronic payment transactions. Finally, we continue to develop new partnerships that will help us advance the technology capabilities of our products such as a joint program with GTE Wireless Solutions and Atomic Software to provide mobile wireless payment terminals in the United States.

  Expanding Our Distribution Network Globally. We historically derived a majority of our net revenues from direct sales to major retailers and financial institutions in North America. Our strategy is to expand the marketing and availability of our solutions through sales by independent sales organizations, network distributors and value-added resellers. Significant new resellers of our products added in 2000 include, among others, Concord EFS, Inc., TASQ Technology, Vital Merchant Services and Kyrus. We also intend to expand our product distribution through new product markets such as banking automation and hospitality, as well as internationally through our alliance with Ingenico.

Products

  With over 17 years of manufacturing and technology expertise through our subsidiaries, we are a leading provider of electronic payment systems that enable customers to respond to the demands of a rapidly growing, highly competitive, global marketplace. We provide a variety of point-of-service products such as terminals, check readers and software, together with related professional services, to facilitate the processing of electronic payment transactions such as check, debit, credit, smart card and electronic benefits transfer among customers, merchants and financial institutions. In particular, we have been successful at addressing the technology and business requirements of our customers by providing comprehensive product functionality and high quality customer service on a cost-effective basis. We continue to focus on incorporating new technologies such as wireless and Internet-based applications into our end-to-end payment solutions and to introduce new software products that improve retailer efficiency at the point of service while reducing transactions costs.

Product Development

  Our ongoing product development efforts focus on addressing the emerging needs of the market by expanding the breadth and depth of the functionality of our products and services and incorporating new technologies into them. Senior management establishes development direction with guidance from the marketing staff. The development team is responsible for design and design verification, coding, quality assurance, documentation and products and releases. In recent years, we have generally been able to reduce development expenditures by leveraging our relationship with Ingenico and its product development resources in order to bring new technological products to the North American market faster and cheaper. Our gross product development expenditures (including amounts capitalized) for 2000, 1999 and 1998 were $8.2 million, $10.1 million and $9.1 million, respectively.

Customers

  Our primary customers are major retailers and financial institutions, but our customers also include distributors, independent sales organizations, value-added resellers and original equipment manufacturers. Our customers generally seek electronic payment products and services to help manage processing transactions. We believe that we meet the practical business requirements of our customers by offering cost-effective products that integrate a variety of electronic payment needs while enhancing consumer satisfaction. Our products assist customers in meeting their internal goals of maintaining operational flexibility and responding to market changes, while minimizing cost, waste and disruption. We have over 17 years of experience in developing our products, and we rely upon our considerable industry knowledge to continually anticipate the needs of our customers. See, however, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance - We rely on a limited number of large customers for a significant percentage of our revenues so the loss of one or more of these customers could produce a material and adverse effect."

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

Customer Support, Service and Maintenance

  We believe that providing high quality customer service and technical support is necessary to achieve rapid product implementation, which in turn is essential to long-term customer satisfaction and continued revenue growth. We provide extended support services through our TotalCARE/(TM)/ program.

Competition, Proprietary Rights, Technology, Outside Manufacturers and Suppliers

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance" for discussions on competition, proprietary rights, technology, outside manufacturers and suppliers.


Item 2.   Properties.

  Our principal administrative, marketing, product development and support facilities are located in Roswell, Georgia, where we lease approximately 100,000 square feet under a lease that expires in September 2005. In 2001, we were able to sublease approximately 40,000 square feet of this space that we no longer needed.

  Our Canadian operations are located in Toronto, Ontario, where we lease approximately 30,000 square feet under a lease that expires in July 2007.

  Our subsidiaries also operate in smaller leased facilities in Westborough, Massachusetts; Dublin, California; Chattanooga, Tennessee; Tampa, Florida and Minnetonka, Minnesota under various lease agreements.

  We believe that all of our facilities are suitable and adequate for our current needs.


Item 3.   Legal Proceedings.

Litigation with Former Director and Officer

  On September 1, 2000, Gregory A. Lewis, a former officer of IVI Checkmate Inc. and former director of IVI Checkmate Corp., filed a lawsuit in the Superior Court of Fulton County, Georgia against us and our Chief Executive Officer, L. Barry Thomson. Mr. Lewis alleged breach of his employment contract, tortious interference with contract, breach of good faith and fair dealing, defamation, and entitlement to attorneys' fees and litigation expenses arising from the cessation of his employment. Answers and counterclaims have been filed. The case is presently in the early stages of discovery. We do not believe that the resolution of this matter will have a material impact on our results of operations or financial position.

Settlement of Samsung Litigation

  On or about April 30, 1999, IVI Checkmate Inc. filed a complaint against Samsung Display Devices, Ltd. and Samsung Display Devices, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division.
We alleged that Samsung failed to honor an agreement to provide us with a component part for our e/N/-Touch 1000(R) product. We also alleged that Samsung made negligent misrepresentations that induced us to enter into contractual relations with Samsung. Our specific claims were for breach of contract, breach of warranty, negligent misrepresentation, promissory estoppel and breach of implied promise.

  On August 6, 1999, Samsung answered and counter-claimed against us, stating claims for breach of contract and seeking approximately $500,000 in damages from us. Thereafter, the parties engaged in substantial discovery, and on March 28, 2000, we amended our complaint to add a claim for fraud against Samsung.

  On November 2 and 3, 2000, the parties participated in a mediation. As a result, on November 3, 2000, the case settled, with Samsung agreeing to pay us specified damages, the amount of which is confidential pursuant to the settlement terms. As a part of the settlement, all parties have dismissed all remaining claims and counterclaims and have provided full releases in connection with all pending, threatened or previously dismissed claims.


Item 4.   Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of our stockholders during our fourth quarter ended December 31, 2000.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

Common Stock Price

  The common stock of IVI Checkmate trades on the Nasdaq National Market and The Toronto Stock Exchange under the symbols "CMIV" and "IVC," respectively, and exchangeable shares of IVI that were issued to stockholders of IVI in the 1998 IVI-Checkmate combination in lieu of shares of IVI Checkmate common stock trade on The Toronto Stock Exchange under the symbol "IVI." The IVI exchangeable shares, which are considered Canadian property for Canadian deferred benefit plans, are convertible at any time, on a one-for-one basis, into common stock of IVI Checkmate.

  The table set forth below provides, on a per share basis for the periods indicated, the high and low sales prices of the IVI Checkmate common stocks reported on the Nasdaq National Market and The Toronto Stock Exchange and of the IVI exchangeable shares as reported on The Toronto Stock Exchange.

                                                                 IVI Checkmate                        IVI
                                                                  Common Stock                Exchangeable Shares
                                                    ----------------------------------------  -------------------
                                                      Nasdaq National       Toronto Stock        Toronto Stock
                                                          Market              Exchange             Exchange
                                                    -------------------  -------------------  -------------------
                                                       High       Low       High       Low       High       Low
                                                    ---------  --------  ---------  --------  --------  ---------
                                                          (US $)               (Cdn $)              (Cdn $)
1999
Quarter ended March 31, 1999                            7.375     2.938     11.500     4.400    11.150      4.600
Quarter ended June 30, 1999                             3.750     2.750      5.700     4.050     5.500      4.000
Quarter ended September 30, 1999                        2.875     2.813      4.850     4.200     5.100      4.150
Quarter ended December 31, 1999                         4.250     2.250      6.000     3.450     5.800      4.100

2000
Quarter ended March 31, 2000                            6.813     3.250      9.600     4.350    10.000      4.400
Quarter ended June 30, 2000                             4.125     2.438      6.600     3.750     7.500      4.250
Quarter ended September 30, 2000                        3.719     2.188      5.400     3.400     5.250      3.600
Quarter ended December 31, 2000                         4.094     1.219      6.300     2.050     6.900      2.550

Holders

  As of March 20, 2001, there were approximately 323 and 166 record holders of the common stock and exchangeable shares, respectively.

Dividend Policy

  IVI Checkmate has not paid any cash dividends on its common stock. We currently intend to retain all future earnings to fund future development and growth in the operation of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant.

Item 6.   Selected Financial Data.

  The following table sets forth selected statements of operations and balance sheets data of IVI Checkmate for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. We derived the selected financial data from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. We have restated the selected financial data for all periods to reflect the combination of IVI and Checkmate in 1998 and the subsequent mergers with Plourde Computer Services, Inc. and Debitek Holdings, Ltd. You should read the selected financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." Any trends that may be derived from the following table are not necessarily indicative of our future operations.

                                                                              Year Ended December 31
                                                            ----------------------------------------------------------
                                                             2000          1999         1998         1997        1996
                                                            ----------------------------------------------------------
                                                                    (In thousands, except per share amounts)
Statements of Operations Data:
Net revenues by segment:
  Domestic                                                  $73,307     $ 73,197     $ 79,473      $62,647    $ 55,113
  International                                              25,100       24,737       27,649       30,018      22,272
                                                            ----------------------------------------------------------
                                                             98,407       97,934      107,122       92,665      77,385
Cost of sales                                                63,511       73,450       68,442       58,015      48,280
Amortization of software development costs                    4,022        3,168        2,075        1,041         780
                                                            ----------------------------------------------------------
Gross profit                                                 30,874       21,316       36,605       33,609      28,325
                                                            ----------------------------------------------------------

Operating expenses:
  Selling, general  and administrative                       31,034       32,076       25,118       24,769      20,327
  Research and development                                    3,749        4,625        4,963        5,603       4,459
  Depreciation and amortization                               2,596        2,402        2,078        1,782       1,418
  Unusual charges (1)                                             -            -       10,010            -       7,121
                                                            ----------------------------------------------------------
                                                             37,379       39,103       42,169       32,154      33,325
                                                            ----------------------------------------------------------

Operating income (loss)                                      (6,505)     (17,787)      (5,564)       1,455      (5,000)
Other income (expense)                                         (229)        (270)          13          926         385
                                                            ----------------------------------------------------------

Income (loss) before income taxes                            (6,734)     (18,057)      (5,551)       2,381      (4,615)
Income tax benefit (expense)                                 (1,137)      (1,877)         580          855      (5,684)
                                                            ----------------------------------------------------------

Net income (loss)                                           $(7,871)    $(19,934)    $ (4,971)     $ 3,236    $(10,299)
                                                            ----------------------------------------------------------

Net income (loss) per common share
  (basic and diluted) (2)                                   $ (0.47)    $  (1.13)     $ (0.28)     $  0.19    $  (0.69)
                                                            ----------------------------------------------------------

                                                                                As of December 31
                                                            ----------------------------------------------------------

                                                               2000         1999         1998         1997        1996
                                                            ----------------------------------------------------------
Balance Sheets Data:
Total assets                                                $82,251     $ 73,525     $ 82,829      $76,584    $ 69,787
Long-term liabilities                                         1,443        1,504          787        2,085       1,124
Stockholders' equity                                         37,017       45,130       55,017       57,412      53,029

(1) Unusual charges consist principally of merger costs in 1998 and writedown of assets in each of 1998 and 1996. See also Note 11 of the Notes to Consolidated Financial Statements.
(2) There was no difference in basic and diluted net income per common share in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements involve uncertainties and risks, and our actual results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed below in "-Factors Affecting Future Performance" and elsewhere in this report. See also "Special Cautionary Notice Regarding Forward-Looking Statements" at the beginning of "Item 1. Business."

     You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data."

Overview

  IVI Checkmate is a full-service solutions provider in the electronic payment industry in the U.S., Canada and Latin America. We provide point-of-service products such as terminals, check readers and software, together with related professional services, to facilitate the processing of electronic payment transactions such as check, debit, credit, smart card and electronic benefits transfer among consumers, merchants and financial institutions.

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

  The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the IVI Checkmate consolidated financial statements and accompanying notes. The financial statements have been prepared based on accounting principles generally accepted in the United States. As used herein, the terms "fiscal 2000", "fiscal 1999" and "fiscal 1998" refer to our fiscal years ended December 31, 2000, 1999 and 1998, respectively.

Results of Operations

  Fiscal 2000 Compared to Fiscal 1999

  Net Revenues. Net revenues increased slightly to $98.4 million in fiscal 2000 from $97.9 million in fiscal 1999. We were unable to significantly increase sales in fiscal 2000 due to an industry-wide shortage of component parts, which affected our manufacturing production and the availability of certain of our products for most of the year.

  Cost of Sales. Cost of sales decreased 14% to $63.5 million in fiscal 2000 from $73.5 million in fiscal 1999. As a percentage of net revenues, cost of sales declined to 65% in fiscal 2000 from 75% in fiscal 1999. The change in cost of sales, even though year-over-year revenues were constant, was the result of a $8.6 million inventory write-off in fiscal 1999 that was not repeated in fiscal 2000 and savings through manufacturing efficiencies as we completed the total outsourcing of our U.S. internal manufacturing operations in June 2000. In 2000, we also reflected in cost of sales the proceeds that we received from a favorable litigation settlement. Unfortunately, higher materials costs and premiums paid as a result of component part shortages, as well as the incurrence of other operational charges, reduced the favorable impact on cost of sales from the litigation settlement.

    Amortization of Software Development Costs. Amortization of software development costs increased to $4.0 million in fiscal 2000 from $3.2 million in fiscal 1999, as we began to amortize previously capitalized software development project costs that have reached commercial production stage in 2000.

  Selling, General and Administrative. Selling, general and administrative expenses decreased to $31.0 million in fiscal 2000 from $32.1 million in fiscal 1999. As a percentage of net revenues, these expenses represented 31.5% of net revenues in fiscal 2000, an improvement compared to the 32.8% recorded in fiscal 1999. The change in expenses between fiscal 2000 and fiscal 1999 was due to a number of factors: 1) costs incurred in fiscal 2000 as a result of various litigation proceedings, 2) operating costs for our Financial Systems division, which was acquired in April 1999, were included for a full year in fiscal 2000 compared to nine months in fiscal 1999, and 3) unusual charges of $2.8 million in fiscal 1999 primarily incurred to streamline our U.S. operations.

  Research and Development.   Gross development expenditures include research
and development expense and capitalized software development costs, and consist primarily of labor. Gross product development expenditures fluctuate from quarter to quarter and year to year depending on the timing of product development projects. In fiscal 2000, we were able to reduce our gross product development expenditures compared to fiscal 1999 by continuing to leverage our relationship with Ingenico and distributing its wireless and smart card terminals to our customers. Consequently, we did not need to build similar products, which can be costly. In fiscal 2000, we introduced the Ingenico Elite 780 long-range wireless terminal to the U.S. market, and the Ingenico Elite 770 short-range wireless terminal to the Canadian market. Also in fiscal 2000, we incurred research and development costs for the development of an Internet-capable point-of-sale terminal as well as various software products. The table set forth below provides a summary of our research and development expenditures in the last three fiscal years.

                                                                                             Year Ended December 31
                                                                                           2000        1999        1998
                                                                                        -------------------------------
                                                                                            (Dollars in thousands)

Gross product development expenditures                                                  $ 8,158     $10,134     $ 9,076
Less: capitalized software development costs                                             (4,409)     (5,509)     (4,113)
                                                                                        -------------------------------

Net research and development expense                                                    $ 3,749     $ 4,625     $ 4,963
                                                                                        -------------------------------

Product development as a percentage of net revenues:
  Gross expenditures                                                                        8.3%       10.3%        8.5%
  Net expense                                                                               3.8%        4.7%        4.6%

  Income Tax Expense. Our federal statutory tax rate in the U.S. is 34%. We recorded an income tax expense in fiscal 2000 and 1999 of $1.1 million and $1.9 million, respectively, to primarily reflect taxes payable on Canadian profits. We recorded no tax benefits in fiscal 2000 or fiscal 1999 for losses incurred in the U.S. At December 31, 2000, we had approximately $50.1 million of net operating loss carryforwards available to offset future U.S. taxable income. Realization of our net deferred tax assets depends on us generating sufficient taxable income in the U.S. in future years to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards.

  Net Loss. Due primarily to the $10.0 million decrease in cost of sales in fiscal 2000 compared to fiscal 1999, together with more modest reductions in selling, general and administrative expenses and research and development expenditures, our net loss decreased to $7.9 million in fiscal 2000 from $19.9 million in fiscal 1999.


 Fiscal 1999 Compared to Fiscal 1998

  Net Revenues. Net revenues declined to $97.9 million in fiscal 1999 from $107.1 million in fiscal 1998. The change in net revenues was primarily attributable to a product shift from traditional terminal units to our new e/N/-Touch payment terminal. Furthermore, as a result of product issues discovered in our e/N/-Touch terminal early in fiscal 1999, significant delays in anticipated sales of the product resulted as the terminal had to be redesigned and tested. We believe revenues declined because customers withheld purchase orders pending the introduction of the new e/N/-Touch terminal.

  Cost of Sales. Cost of sales increased 7% to $73.5 million in fiscal 1999 from $68.4 million in fiscal 1998. Included in cost of sales for fiscal 1999 and 1998 are significant inventory write-offs of $8.6 million and $2.6 million, respectively. Additional information on these write-offs is provided in Note 11 to our consolidated financial statements. Excluding these inventory write-offs, cost of sales in fiscal 1999 declined 2% from fiscal 1998 compared to a 9% decline in net revenues over the same period. We did not experience an equivalent percentage reduction in cost of sales in fiscal 1999 due to the increasing proportion of our net revenues being derived from the resale of Ingenico products. In fiscal 1999, lower margined Ingenico products accounted for 14% of net revenues compared to 9% in fiscal 1998.

  Amortization of Software Development Costs. Amortization of software development costs increased to $3.2 million in fiscal 1999 from $2.1 million in fiscal 1998, as we began to amortize previously capitalized software development project costs that have reached commercial production stage in 1999.

  Selling, General and Administrative.   Selling, general and administrative
expenses increased 28% to $32.1 million or 32.8% of revenues in fiscal 1999 from $25.1 million or 23.4% of revenues in fiscal 1998. The increase in expenses was the result of the inclusion in fiscal 1999 of the operating expenses of our Financial Systems division, which was acquired in April 1999, and unusual charges of $2.8 million primarily incurred to streamline our U.S. operations. Additional information on these unusual charges is provided in Note 11 to our consolidated financial statements.

  Research and Development.   Gross research and development expenditures
increased 11% to $10.1 million in fiscal 1999 from $9.1 million in fiscal 1998. In fiscal 1999, research and development costs were incurred for the development of our Mainsail software and for development of new products that incorporate new technology such as wireless connectivity and touch screen applications. In fiscal 1998, we announced several new products, including the Elite 780 wireless point-of-sale terminal and the e/N/-Touch 1000 terminal. Gross expenditures for fiscal 1998 are net of expenditures of $669,000 that were incurred by NTN in its development of a Windows/NT software platform, which costs were subsequently written off upon our merger with Plourde and are classified as part of a writedown of long-lived assets in our statements of operations.

  Unusual Charges. In fiscal 1999, charges of approximately $8.6 million were recorded to cost of sales and an additional $2.8 million to selling, general and administrative expenses to reflect the redesign and alteration of the manufacturing process for one of our products and the streamlining of other operations. In fiscal 1998, we recorded charges to earnings in the amount of $12.6 million to reflect merger costs and a write-down of long-lived assets associated with the combination of IVI and Checkmate and the subsequent poolings with Plourde and Debitek. For additional information about these charges, see
Note 11 to our consolidated financial statements.

  Income Tax Benefit (Expense). We recorded an income tax expense in fiscal 1999 of $1.9 million and an income tax benefit in fiscal 1998 of $580,000. At December 31, 1999, we had approximately $37 million of net operating loss carryforwards available to offset future U.S. taxable income. In fiscal 1999, as a result of continuing losses in the U.S., we increased our valuation allowance to entirely offset the income tax benefit that would otherwise be recognized on our U.S. loss carryforwards.

  Net Loss. Our net loss increased to $19.9 million in fiscal 1999 from $5.0 million in fiscal 1998 due to the $8.2 million decrease in revenues in fiscal 1999 combined with an unfavorable income tax position, as well as increased operating costs in fiscal 1999 as a result of higher software amortization and the acquisition of our Financial Systems division in April 1999.

Liquidity and Capital Resources

  We finance our operations primarily through cash flows from operations, supplemented as necessary by borrowings under lines of credit. Our operating activities consumed net cash in fiscal 2000 of $4.8 million compared to net cash provided by operations of $5.0 million in fiscal 1999 and $3.5 million in fiscal 1998. In fiscal 2000, cash was increased by $654,000 as a result of the net loss from operations being adjusted to reflect the impact of non-cash charges. A further cash inflow of $6.3 million resulted from an increase in accounts payable and accrued liabilities. However, higher accounts receivable at the end of the year due to strong sales in the fourth quarter of fiscal 2000, an accumulation of finished goods inventory and a reduction of deferred revenues resulted in a net cash outflow of $11.8 million in fiscal 2000. The amount of net cash provided by operations in fiscal 1999 and fiscal 1998 resulted from the timing and magnitude of sales, which affected the levels of accounts receivable, inventory and accounts payable.

  Net cash used in investing activities was $6.6 million in fiscal 2000, $8.6 million in fiscal 1999 and $5.1 million in fiscal 1998. Purchases of property and equipment and capitalized software development costs and other non-current assets were $6.6 million, $8.6 million and $8.8 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. In fiscal 1998, the use of net cash was offset by net proceeds from the sale of investments of $3.7 million. There were no proceeds in fiscal 2000 or fiscal 1999. At December 31, 2000, we did not have any material commitments for capital expenditures.

  Net cash provided by financing activities was $11.7 million in fiscal 2000, $1.6 million in fiscal 1999 and $2.7 million in fiscal 1998. We incurred net borrowings in fiscal 2000 of $11.6 million under our various bank lines of credit, all of which remained outstanding at December 31, 2000. For information about our lines of credit, see Note 3 to our consolidated financial statements. The remaining net cash provided by financing activities in fiscal 2000, fiscal 1999 and fiscal 1998 resulted primarily from the exercise of employee stock options.

  As of December 31, 2000, our financial resources consist of working capital of $16.5 million, including $8.2 million in cash and cash equivalents. Furthermore, lines of credit have been established with maximum borrowings totaling, in aggregate, approximately $20.0 million, of which $8.4 million at December 31, 2000 has been unused. Moreover, the aggregate amount available to us under our lines of credit increased to $23.5 million in January 2001. Therefore, we believe that our existing financial resources, together with future cash flows from operations, will be sufficient to support our projected cash operating requirements for the next fiscal year.

Impact of Recently Issued Accounting Standards

  In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain views of the SEC's accounting staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We believe our current revenue recognition policy complies with the SEC staff's guidelines. This bulletin became effective in the fourth quarter ended December 31, 2000 and did not have a significant impact on our financial results or results of operations.

  In September 1999, the Financial Accounting Standards Board issued an Exposure Draft of a proposed SFAS, "Business Combinations and Intangible Assets". In December 2000, the FASB tentatively concluded that upon the effective date of the final statement on buisness combinations and intangible assets, goodwill would no longer be amortized. This conclusion includes existing goodwill as well as goodwill arising subsequent to the effective date of the final statement. Goodwill must be reviewed for impairment upon the occurrence of certain triggering events. The FASB has also reached tentative conclusions on the future of the pooling-of-interests method of accounting for business combinations. These tentative decisions include the decision that the pooling-of-interests method of accounting will no longer be an acceptable method to account for business combinations between independent parties, that there should be a single method of accounting for all business combinations, and that such method is the purchase method. The FASB agreed that the purchase method should be applied prospectively to business combination transactions that are initiated after the final standard is issued. The FASB is currently redeliberating its position as to retaining the pooling method. The FASB currently anticipates issuing a final statement during the second quarter of 2001. A portion of our past, present and future business strategy is to pursue acquisition or other business opportunities to expand our market presence and maintain our growth levels. A change in accounting for business combinations could have a negative impact on our ability to realize those business strategies.

  In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP

98-9"). SOP 98-9 requires recognition of revenue using the "residual method," under which revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The adoption of SOP 98-9 in fiscal 2000 did not have a significant impact on our financial position or results of operations.

Inflation

  To date, we believe inflation has not had a material impact on our operations. We are, however, exposed to certain foreign currency exchange rate risks, as described in "Item 7(A). Quantitative and Qualitative Disclosures about Market Risk."


                      FACTORS AFFECTING FUTURE PERFORMANCE

Because of several contingencies necessary to effect the stock purchase by Ingenico, we cannot be sure when or even if a transaction will take place.

     On February 2, 2001 and February 5, 2001, we issued press releases announcing that our board of directors was in discussions with Ingenico S.A., a French public company that currently owns approximately 9% of our outstanding stock, for the sale by us of shares of our common stock to Ingenico in an amount sufficient to give Ingenico ownership of a majority of our voting stock. Ingenico's proposed stock purchase is subject to several contingencies, including our determination that the purchase price is fair; the issuance of fairness opinions by our and Ingenico's respective investment banking firms; approval from our board of directors; the execution of a governance agreement with Ingenico concerning its stock ownership; and the continued listing of our stock on the Nasdaq National Market. Due to these and other contingencies, we cannot be certain that a transaction with Ingenico will take place.

We may require additional capital in order to continue to implement our business strategies or attract new customers.

  Our success depends on our ability to continue product development; provide a high level of customer service; upgrade our technologies and commercialize products and services utilizing such technologies; respond to competitive developments; expand our sales and marketing forces; enter into distribution and reseller agreements for the North American markets; and attract, train, motivate, manage and retain management and technical personnel. If we do not have sufficient capital to achieve these objectives, it could materially and adversely affect our business, financial condition and results of operations.

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

     The electronic payment industry is very competitive and subject to rapid technological change. We compete against many providers of electronic payment processing products and services, and we expect competition to increase in the future. To compete successfully in the future, we must respond promptly and effectively to changes in technology. We must also respond to our competitors' innovations and provide low cost products through manufacturing efficiencies and other costs savings measures. Our primary competitors include VeriFone, Inc., a division of Hewlett-Packard Company, and Hypercom Corp. Some of our competitors may have significantly greater financial, marketing, service, support and technical resources than we. Some of these competitors also have greater name recognition than we. Accordingly, our competitors may be able to respond more quickly than we may to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of products than we may. In addition, our profit margins could decline because of competitive pricing pressures that may have a material adverse effect on our business, financial condition, and results of operations. Consequently, we may not compete successfully against current or future competitors, and the competitive pressures that we face may negatively affect our business, financial condition and results of operations.

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

Our hardware and software may contain defects and undetected errors that could affect our performance, causing us to lose customers, spend large amounts to correct the problems or become subject to product liability claims.

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

  We currently depend on third-party manufacturers and suppliers for the assembly of all products and components. While there are many such manufacturers and suppliers in the marketplace, we currently rely primarily on only three contract manufacturers to assemble our hardware products, and we use only a limited number of suppliers. If any of the current manufacturers or suppliers were to go out of business or be unable to meet our supply commitments or demands, production of products and delivery of services could be delayed until an alternative manufacturer or supplier is found. During fiscal 2000, an industry-wide shortage of available component parts affected our operations in the second and third quarters, which impacted our product manufacturing and resulted in lower than anticipated sales for these quarters. Our product manufacturing was not affected by component part shortages in the fourth quarter of fiscal 2000, and we do not expect these shortages to continue in 2001.

  The use of outside manufacturers and suppliers also subjects us to the following additional risks:

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

Our operating results are difficult to predict, and unexpected results could harm our stock price.

     Our future success depends on a number of factors, many of which are unpredictable and beyond our control. Moreover, many of these factors are likely to cause our operating results, cash flows and liquidity to fluctuate significantly from quarter to quarter and from year to year in the future. For example, while both our net revenues and our net income (loss) have fluctuated over the past several years, there has been little direct correlation between changes in our net revenues and changes in our net income (loss) as illustrated by the following table:


                                                  Year Ended December 31,
                               --------------------------------------------------------------------
                                 2000         1999             1998           1997         1996
                               -------      --------         ---------      --------     --------
                                                        (In thousands)

Net revenues                   $98,407      $ 97,934           $107,122      $92,665     $ 77,385
Net income (loss)              $(7,871)     $(19,934)          $ (4,971)     $ 3,236     $(10,299)


     Factors which may cause our quarterly operating results, cash flows and liquidity, and therefore our stock price, to fluctuate, include:

 . the timing of the introduction of new or enhanced products and services offered by us or our competitors;

 . our customers' inventory levels of our products, which may affect the time of future orders;

 . competitive pricing pressures;

 . delay in product shipments due to shortages in component parts;

 . defects in our component parts or in the component parts supplied to us by others;

 . the number, size and successful integration of acquired companies and relationships with alliance partners; and

 . foreign currency exposures.


     Quarterly and yearly revenues and expenses are difficult to predict because the market for our products and services is rapidly evolving. Our expense levels are based, in part, on our expectations about future revenues. We typically record a disproportionate amount of our revenue for each quarter in the final month of the quarter, while expenses are generally incurred more evenly throughout the period. If our actual revenue levels do not meet our projections or our expenses exceed our projections, operating results would likely be negatively affected. Due to many factors, we believe that period-to-period comparisons of our business are not necessarily meaningful. Because our industry changes so quickly, our operating results in future quarters could be below the expectations of public market analysts and investors. If we did not meet these expectations, our stock price could fall significantly.

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

Our stock ownership may be concentrated, which may make it difficult for you to exert control over us or to replace our management. Further, if the proposed transaction with Ingenico is completed, Ingenico will own a majority of our outstanding voting stock and will therefore control us.

     Based on information as of December 31, 2000, our directors, officers and their affiliates beneficially own approximately 3,784,947 shares (approximately 19.3%) of our common stock, including shares exchangeable for common stock and options to purchase common stock that are exercisable within 60 days after December 31, 2000. Our directors, officers and their affiliates also hold options to acquire 243,417 shares of common stock that are not exercisable until after 60 days from December 31, 2000. Consequently, our directors, officers and their affiliates could, as stockholders, control or exercise significant influence over the election of directors and all other matters requiring stockholder approval, including a change of control or ownership of us.

     In addition, if a transaction with Ingenico is completed, Ingenico will beneficially own over 50% of our outstanding voting stock and, as a result, will control us. Other stockholders would then be unable to directly exert control over us or to replace our management. Furthermore, the interests of Ingenico may not always coincide with our interests or the interests of other stockholders.

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

We are subject to risks associated with making acquisitions and entering into strategic alliances and partnerships, which could materially and adversely affect our business and financial results and otherwise limit our ability to grow through acquisitions.

     As part of our business strategy, we continually evaluate potential acquisitions of, and cooperative ventures to acquire, complementary technologies, products and businesses in the electronic payment market. In our pursuit of acquisitions, strategic alliances and partnerships, we may be unable to:

     . identify suitable acquisition candidates, strategic alliances and partnerships;

     . compete for acquisitions, strategic alliances and partnerships with other companies, many of which have substantially greater resources than ours;

     . obtain sufficient financing on acceptable terms to fund acquisitions, strategic alliances and partnerships;

     . complete acquisitions, strategic alliances and partnerships on terms favorable to us;

     . integrate acquired technologies, products and businesses into our existing operations; and

     . profitably manage acquired technologies, products and businesses.


     Acquisitions, strategic alliances and partnerships may also involve a number of risks, including, among others, that:

     . technologies, products or businesses acquired by us may not perform as expected;

     . technologies, products or businesses acquired by us may not achieve levels of revenues, profitability or productivity comparable to those of our existing technologies, products and operations;

     . acquisitions, strategic alliances and partnerships may divert the attention of management and our resources;

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

     Under our certificate of incorporation, the board of directors may issue preferred stock, with any rights we may wish to assign, without stockholder action. We have also adopted a stockholder rights plan under which we have distributed rights to purchase shares of our Series C junior participating preferred stock to our stockholders. If certain triggering events occur, the holders of the rights will be able to purchase shares of common stock at a price substantially discounted from the then applicable market price of the common stock. These and other measures that we have put in place may have the effect of discouraging transactions that may be beneficial to the stockholders.

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

     As of March 23, 2001, there were 12,927,017 shares of IVI Checkmate Corp. common stock outstanding and 5,306,317 exchangeable shares of IVI Checkmate Ltd. outstanding which are exchangeable by the holders at any time for shares of our common stock on a one-for-one basis. All of the 18,233,334 IVI Checkmate shares are eligible for sale in the public market, although approximately 2,364,541 outstanding shares owned as of December 31, 2000 by our directors and executive officers and their affiliates are eligible for sale in the public market only in such amounts as are permitted under Rule 144 of the Securities and Exchange Commission.

     As of March 23, 2001, we had options outstanding under various stock option plans to purchase a total of approximately 1,886,000 shares of common stock at a weighted average exercise price of $5.19 per share. We have reserved an additional 1,503,000 shares of common stock that we may issue upon the exercise of options that may be granted in the future under these plans. All of the shares that are issuable upon the exercise of these options have been registered under the Securities Act. All of these shares will be freely tradable in the public market, except for shares held by our affiliates which will be eligible for public sale only in such amounts as are permitted under Rule 144. In addition, as of March 23, 2001, there were outstanding 803,353 shares of our preferred stock that may be redeemed by the holder at any time for cash and, at our option, common stock. These shares of common stock have not been registered under the Securities Act, but they are subject to both demand and piggy-back registration rights pursuant to which we could be required to register these shares under the Securities Act. Upon any such registration, the shares of common stock so registered would be freely tradable in the public market.

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

  In the normal course of our business, we are exposed to certain foreign currency exchange risks. Our exposure to foreign currency exchange rate risk at December 31, 2000 with regard to Canadian dollars was reflected in a cumulative currency translation adjustment to stockholders' equity of approximately $1.7
million.   Any strengthening or weakening of the U.S. dollar relative to the
Canadian dollar may have a material effect on our earnings or cash flow. In fiscal 2000, the Canadian dollar weakened relative to the U.S. dollar, which adversely affected, to a small degree, sales and expenses in fiscal 2000 that were denominated in Canadian currency.

  Considering both the anticipated cash flows from changes in net working capital and anticipated revenues for the next quarter, a hypothetical 10% strengthening of the U.S. dollar relative to the Canadian dollar would not materially adversely affect expected first quarter 2001 earnings or cash flows. This analysis depends on actual Canadian dollar sales during the next quarter. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance - Exchange rate fluctuations between the U.S. dollar and other currencies in which we do business may result in currency transaction losses".

  Borrowings under our lines of credit accrue interest at a fluctuating rate based upon the lenders' prime rate. As of December 31, 2000, a total of $11.6 million was outstanding under our lines of credit, which increases our risk from interest rate fluctuations. Changes in interest rates which significantly increase the interest rate under our lines of credit would make it more costly to borrow under those facilities and may impede our operations and our growth strategies if we determine that the costs associated with borrowing funds are too high.

Item 8. Financial Statements and Supplementary Data.


  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                                     Page
                                                                                                     -----
Report of Independent Auditors.....................................................................     22
Consolidated Balance Sheets as of December 31, 2000 and 1999.......................................     23
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.........     24
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2000, 1999 and 1998................................................................     25
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.........     26
Notes to Consolidated Financial Statements.........................................................     27

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
IVI Checkmate Corp.

We have audited the accompanying consolidated balance sheets of IVI Checkmate Corp. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a)2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IVI Checkmate Corp. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         /s/ ERNST & YOUNG LLP


February 23, 2001
Atlanta, Georgia

                              IVI CHECKMATE CORP.
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except for Share Amounts)

                                                                                                 December 31
                                                                                             ---------------------
                                                                                              2000         1999
                                                                                             ---------------------
ASSETS
Current assets
   Cash and cash equivalents                                                                 $  8,158     $  8,279
   Accounts receivable, less allowance of $789 and $1,329
     at December 31, 2000 and 1999, respectively                                               27,561       20,159
   Inventories, net                                                                            23,896       20,278
   Deferred tax asset                                                                             309          848
   Prepaid expenses and other assets                                                              394          393
                                                                                             ---------------------
Total current assets                                                                           60,318       49,957

Property and equipment, net                                                                     7,699        9,654
Capitalized software development costs, net of accumulated amortization of $11,650 and
 $7,647 at December 31, 2000 and 1999, respectively                                            13,376       12,822

Intangible assets, net of accumulated amortization of $1,678  and $1,620 at December 31,
 2000 and 1999, respectively                                                                      650        1,064

Other assets                                                                                      208           28
                                                                                             ---------------------
                                                                                             $ 82,251     $ 73,525
                                                                                             =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank line of credit                                                                        $ 11,614     $      -
  Accounts payable                                                                             22,738       12,255
  Accrued liabilities                                                                           6,454       11,273
  Deferred revenue                                                                              2,981        3,350
  Other                                                                                             4           13
                                                                                             ---------------------
Total current liabilities                                                                      43,791       26,891

Deferred tax liability                                                                          1,443        1,500
Other long-term liabilities                                                                         -            4
                                                                                             ---------------------
                                                                                               45,234       28,395
                                                                                             ---------------------
Stockholders' equity
  Preferred stock, $0.01 par value
    Authorized - 1,000,000 shares
    Issued and outstanding - 803,353 at
      December 31, 2000 and 1999                                                                    8            8
  Common stock, $0.01 par value
    Authorized - 99,000,000 shares
    Issued and outstanding - 18,233,334 and 18,147,569
      at December 31, 2000 and 1999, respectively                                                 182          182
  Additional paid-in capital                                                                   89,495       88,962
  Accumulated deficit                                                                         (50,937)     (43,066)
  Accumulated comprehensive loss                                                               (1,731)        (956)
                                                                                             ---------------------
Total stockholders' equity                                                                     37,017       45,130
                                                                                             ---------------------
                                                                                             $ 82,251     $ 73,525
                                                                                             =====================


See accompanying notes.

                              IVI CHECKMATE CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, Except for Per Share Amounts)

                                                                              Year Ended December 31
                                                                      ------------------------------------
                                                                            2000         1999         1998
                                                                        ----------------------------------
Net revenues                                                             $98,407     $ 97,934     $107,122

Cost of sales                                                             63,511       73,450       68,442
Amortization of software development costs                                 4,022        3,168        2,075
                                                                        ----------------------------------
Gross profit                                                              30,874       21,316       36,605
                                                                        ----------------------------------

Operating expenses:
  Selling, general and administrative                                     31,034       32,076       25,118
  Research and development                                                 3,749        4,625        4,963
  Depreciation and amortization                                            2,596        2,402        2,078
  Merger and related costs                                                     -            -        8,710
  Write-off of long-lived assets                                               -            -        1,300
                                                                        ----------------------------------
                                                                          37,379       39,103       42,169
                                                                        ----------------------------------
Operating loss                                                            (6,505)     (17,787)      (5,564)

Non-operating income (expense):
  Interest income                                                            310          192          423
  Interest expense                                                          (620)        (253)        (121)
  Other                                                                       81         (209)        (289)
                                                                        ----------------------------------
Loss before income taxes                                                  (6,734)     (18,057)      (5,551)
Income tax benefit (expense)                                              (1,137)      (1,877)         580
                                                                        ----------------------------------
Net loss                                                                 $(7,871)    $(19,934)    $ (4,971)
                                                                        ==================================
Net loss per share (basic and diluted)                                    $(0.47)      $(1.13)      $(0.28)

Weighted average shares outstanding:
  (basic and diluted)                                                     18,217       18,115       17,528


See accompanying notes.

                              IVI CHECKMATE CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                        Preferred Stock    Common Stock
                                        $0.01 Par Value  $0.01 Par Value Additional               Accumulated              Total
                                        ---------------  ---------------  Paid-In   Accumulated Comprehensive Treasury Stockholders'
                                        Shares   Amount  Shares   Amount  Capital     Deficit   Income (Loss)   Stock      Equity
                                        ------   ------  ------   ------  --------- ------------------------- --------- -----------
Balance at January 1, 1998                 -       -     17,399    $174    $78,285   $(18,161)   $  (727)     $(2,159)   $ 57,412
  Comprehensive loss:
    Net loss                               -       -          -       -          -     (4,971)         -            -      (4,971)
    Currency translation
     adjustment                            -       -          -       -          -          -     (1,411)           -      (1,411)
                                                                                                                         --------
  Comprehensive loss                                                                                                       (6,382)
  Exercise of stock options                -       -        363       4      1,396          -          -            -       1,400
  Issuance of common stock                 -       -         73       -        333          -          -            -         333
  Sale of treasury stock                   -       -          -       -         95          -          -        2,159       2,254
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1998               -       -     17,835     178     80,109    (23,132)    (2,138)           -      55,017
  Comprehensive loss:
    Net loss                               -       -          -       -          -    (19,934)         -            -     (19,934)
    Currency translation
     adjustment                            -       -          -       -          -          -      1,182            -       1,182
                                                                                                                         --------
  Comprehensive loss                                                                                                      (18,752)
  Exercise of stock options                -       -        313       4      1,631          -          -            -       1,635
  Issuance of preferred stock and
   warrant in business combination       803       8          -       -      7,222          -          -            -       7,230
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1999             803       8     18,148     182     88,962    (43,066)      (956)           -      45,130
  Comprehensive loss:
    Net loss                               -       -          -       -          -     (7,871)         -            -      (7,871)
    Currency translation
     adjustment                            -       -          -       -          -          -       (775)           -        (775)
                                                                                                                         --------
  Comprehensive loss                                                                                                       (8,646)
  Exercise of stock options                -       -         23       -         51          -          -            -          51
  Settlement of shares in escrow           -       -          5       -        303          -          -            -         303
  Issuance of common stock in business
   combination                             -       -         57       -        179          -          -            -        179
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 2000             803      $8     18,233    $182    $89,495   $(50,937)   $(1,731)     $     -    $ 37,017
                                       ==========================================================================================

See accompanying notes.

                              IVI CHECKMATE CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                              Year Ended December 31
                                                                        ----------------------------------
                                                                           2000         1999         1998
                                                                        ----------------------------------
OPERATING ACTIVITIES
Net loss                                                                $ (7,871)    $(19,934)    $ (4,971)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating  activities:
    Depreciation and amortization                                          8,094        6,488        6,174
    Share of equity investee loss (income)                                   (81)         209          342
    Deferred income taxes                                                    512        1,971       (1,398)
    Write-off of goodwill                                                      -            -          630
    Other                                                                      -            -          (45)
    Changes in operating assets and
      liabilities (net of effect of purchase business combination):
        Accounts receivable                                               (7,751)      15,677      (11,284)
        Inventories                                                       (3,721)         334        2,181
        Refundable income taxes                                                -            -          809
        Prepaid expenses and other assets                                    105         (949)        (423)
        Accounts payable and accrued liabilities                           6,262          714       10,267
        Deferred revenue                                                    (339)         514        1,202
                                                                        ----------------------------------
Net cash provided by (used in) operating activities                       (4,790)       5,024        3,484
                                                                        ----------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                        (1,977)      (3,182)      (3,559)
Capitalized software development costs                                    (4,409)      (5,509)      (4,113)
Purchase of intangible assets                                                  -            -         (514)
Purchases of investments                                                       -            -      (10,656)
Proceeds from sale of investments                                              -            -       14,390
Other                                                                       (180)          42         (600)
                                                                        ----------------------------------
Net cash used in investing activities                                     (6,566)      (8,649)      (5,052)
                                                                        ----------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                        51        1,635        3,987
Repayments of debt                                                       (56,030)      (5,593)      (1,260)
Borrowings of debt                                                        67,630        5,542            -
Received from minority stockholders                                            -            -           20
                                                                        ----------------------------------
Net cash provided by financing activities                                 11,651        1,584        2,747
                                                                        ----------------------------------

Effect of exchange rate fluctuations on cash                                (416)         474         (723)
                                                                        ----------------------------------

Net increase (decrease) in cash and cash equivalents                        (121)      (1,567)         456
Cash and cash equivalents at beginning of year                             8,279        9,846        9,390
                                                                        ----------------------------------
Cash and cash equivalents at end of year                                $  8,158     $  8,279     $  9,846
                                                                        ==================================

Supplemental Disclosure of Cash Flow
  Information
    Cash paid for interest                                              $    392     $     79     $    121
                                                                        ==================================
    Cash paid for income taxes                                          $    281     $     38     $    439
                                                                        ==================================


See accompanying notes.

                              IVI CHECKMATE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

  IVI Checkmate designs, develops and markets point-of-sale payment and transaction systems in the U.S. and Canada. Our automated payment solutions handle electronic payment transactions such as check, debit, credit, smart card and electronic benefits transfer, and serve the retail, financial, hospitality, banking, healthcare and transportation industries. The industry in which we operate is subject to rapid change due to the development of new competing technologies and products.

Basis of Presentation

  The consolidated financial statements include the accounts of IVI Checkmate Corp. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

   In June 2000, we acquired the remaining shares of common stock of our majority-owned subsidiary, National Transaction Network, Inc. ("NTN"). Prior to this acquisition, we owned approximately 82% of the outstanding common stock of NTN. See Note 10 - Business Combinations.

  In April 1999, we acquired the assets of the Financial Systems division of DataCard Corporation. See Note 10 - Business Combinations.

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

  In 1998, we also completed mergers with Plourde Computer Services, Inc. ("Plourde") and Debitek Holdings Limited ("Debitek"), which were accounted for as pooling-of-interests, in which we issued 538,232 and 916,644 shares of our common stock to the stockholders of Plourde and Debitek, respectively. Accordingly, our consolidated financial statements were restated for all prior periods to give effect to these mergers.

Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates include amounts for allowance of doubtful accounts, inventory obsolescence reserve and warranty reserve. Actual results may differ from those estimates, and such differences could be material to our consolidated financial statements.

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

Property and Equipment

  Property and equipment is stated at cost. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed over the estimated useful lives of the related assets (generally three to five years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense approximated $3.9 million, $3.0 million and $3.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Intangible Assets

  Intangible assets consists of costs related to copyrights, patents, trademarks, technology property rights, licensing rights, and non-compete agreements. Such assets are amortized on a straight-line basis from five to eleven years, with amortization expense of approximately $193,000, $308,000 and $292,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected undiscounted future operating cash flow derived from such assets are less than their carrying value. Management believes that no such impairments have occurred during the years ended December 31, 2000 and 1999. If impairment exists, the amount of such impairment would be calculated based on the estimated fair value of the asset.

Revenue Recognition

  IVI Checkmate generates revenue through sale of hardware terminals and peripherals, and in providing professional services and licensing software.

  Hardware revenue is normally recognized upon shipment when title and risk of ownership have transferred. We provide a one-year warranty that our products are free from defects. Estimated warranty costs are recorded when revenue is recognized.

  Professional services consist of software application projects requiring significant customization, software licenses, maintenance contracts and other services. Revenue from software application projects, which include software licenses and professional services, is generally recognized using the percentage-of-completion method over the implementation period. Percentage of completion is determined using the number of hours incurred as compared to the total estimated number of hours to complete the project. Maintenance revenue is recognized ratably over the life of the maintenance contract. Other service revenue is recognized as the related service is performed.

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

Impact of Recently Issued Accounting Standards

  In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes the staff's views on applying generally accepted accounting principals to revenue recognition in financial statements. The staff believes revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We believe our current revenue recognition policy complies with the SEC staff's guidelines. This bulletin became effective in the fourth quarter ended December 31, 2000 and did not have a material impact on our financial results or results of operations.

  In September 1999, the Financial Accounting Standards Board issued an Exposure Draft of a proposed SFAS, "Business Combinations and Intangible Assets". In December 2000, the Board tentatively concluded that upon the effective date of the final statement on business combinations and intangible assets, goodwill would no longer be amortized. This conclusion includes existing goodwill as well as goodwill arising subsequent to the effective date of the final statement. Goodwill must be reviewed for impairment upon the occurrence of certain triggering events. The FASB has also reached tentative conclusions on the future of the pooling-of-interests method of accounting for business combinations. These tentative decisions include the decision that the pooling-of-interests method of accounting will no longer be an acceptable method to account for business combinations between independent parties and that there should be a single method of accounting for all business combinations, and that method is the purchase method. The FASB agreed that the purchase method should be applied prospectively to business combination transactions that are initiated after the final standard is issued. The FASB is currently redeliberating its position as to retaining the pooling method. The FASB is currently anticipating issuing a final statement during the second quarter of 2001. A portion of our past, present and future business strategy is to pursue acquisition or other business opportunities so as to expand our market presence and maintain growth levels. A change in accounting for business combinations could have a negative impact on our ability to realize those business strategies.

  In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires recognition of revenue using the "residual method," under which revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and
(2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The adoption of SOP 98-9 in fiscal 2000 did not have a material impact on our financial position or results of operations.

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

2.      FINANCIAL INSTRUMENTS AND CONCENTRATIONS

  Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and bank lines of credit.

  IVI Checkmate maintains cash and cash equivalents and certain other financial instruments with various financial institutions. Our policy is designed to limit exposure at any one institution.

  We try to maintain a diversity of customers such that total revenues are not dependent on any one customer. In each of 2000, 1999 and 1998, no one customer accounted for more than 10% of total revenues.

  We perform ongoing credit approvals of our customers. Trade receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. However, losses on receivables in the past have been within our expectations. At December 31, 2000, we had two customers, Royal Bank of Canada and Concord EFS, who each accounted for more than 10% of total trade receivables. We do not anticipate any collection issues with these two customers.

  The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and bank lines of credit approximate their estimated fair values based on discounted cash flow analyses using current market rates.

3.    LINES OF CREDIT

  During 2000, we entered into two line of credit agreements that provide for maximum borrowings of $20.0 million.

  In April 2000, we entered into a three-year loan and security agreement with Congress Financial Corporation that provides for maximum borrowings of $15.0 million and is collaterized by accounts receivable, inventory and equipment. In January 2001, the maximum funds available under this agreement increases to $18.5 million. Any interest payable is at the prime rate, which averaged 9% in 2000. At December 31, 2000 borrowings of $11.6 million under this credit facility remained outstanding.

  In November 2000, we renewed our Canadian credit facility with The Bank of Nova Scotia. Under this line, which renews annually and is collaterized by accounts receivable and inventory, we are able to borrow a maximum of US $5.0 million with interest payable at the prime rate. There were no outstanding balances under this credit facility at December 31, 2000.

  Each of these bank lines of credit contains certain financial covenants, including a minimum current ratio and tangible net worth. At December 31, 2000, we were in compliance with our covenants.

                              IVI CHECKMATE CORP.
                   NOTES TO FINANCIAL STATEMENTS (continued)

4.    BALANCE SHEET INFORMATION
Inventories

                                                       December 31
                                                 2000                1999
                                               -------             -------
                                                     (In thousands)
Finished goods                                 $19,610             $12,578
Work in process                                    314               2,798
Raw materials and supplies                       8,464              11,913
                                               -------             -------
                                                28,388              27,289
Less: obsolescence reserve                      (4,492)             (7,011)
                                               -------             -------

                                               $23,896             $20,278
                                               =======             =======

Property and Equipment

                                                        December 31
                                                  2000                1999
                                               --------             --------
                                                       (In thousands)
Equipment                                      $ 20,500             $ 19,503
Furniture and fixtures                            2,205                1,464
Leasehold improvements                            1,249                1,183
                                               --------             --------
                                                 23,954               22,150
Less: accumulated depreciation                  (16,255)             (12,496)
                                               --------             --------
                                               $  7,699             $  9,654
                                               ========             ========

5.    EQUITY

Exchangeable Shares

  In the Combination in June 1998 between IVI and Checkmate, IVI stockholders received, for each IVI common share, either one share of common stock of IVI Checkmate or one IVI exchangeable share. Accordingly, 5,996,761 exchangeable shares were issued. Each exchangeable share has substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis, for a share of IVI Checkmate common stock. The 5,306,317 exchangeable shares that remained outstanding at December 31, 2000 have been included as part of the `Issued and outstanding' on the consolidated balance sheets, and have been reflected in all per share calculations.

Preferred Stock

  Our board of directors is authorized to issue up to 1,000,000 shares of Preferred Stock, par value $.01 per share, in one or more series and to fix the powers, voting rights, designations and preferences of each series.

In April 1999, we issued 803,353 shares of Redeemable Convertible Series D Preferred Stock to DataCard Corporation in consideration for the assets of its Financial System division. Terms of the preferred stock include dividends, which will accrue annually at a rate of nine percent (9%) per annum, and a convertability clause that would provide for the conversion of preferred stock into common stock on a one-for-one basis beginning on the third anniversary of April 1, 1999 and continuing until the fifth anniversary of April 1, 1999. If the holder of the Series D preferred stock does not elect to convert to common stock by the fifth anniversary of April 1, 1999, then, beginning on the first day after the fifth anniversary of April 1, 1999 and continuing sixty days thereafter, we must, at our option, either: (a) convert the Series D preferred stock to common stock, on the basis of one (1) share of common stock for one (1) share of Series D preferred stock and one (1) share of common stock for each nine dollars

                              IVI CHECKMATE CORP.
                   NOTES TO FINANCIAL STATEMENTS (continued)

5.      EQUITY (continued)

($9.00) of dividends accrued and unpaid through the date of conversion; or (b) redeem the principal amount of the Series D preferred stock ($9.00 per share) and all dividends accrued and unpaid through the date of payment, in cash. Terms of the preferred stock also give the holder a graduated right to request an early redemption, prior to the third anniversary of April 1, 1999, but at a discounted principal value. An early redemption of preferred stock will be settled, at our option, in common stock or cash. Therefore, since the redemption or conversion of preferred stock may result in the issuance of common stock, we have appropriately included as part of equity the value of preferred stock outstanding. Upon any liquidation, dissolution or winding up of IVI Checkmate, whether voluntary or involuntary, the preferred stock issued to DataCard shall rank senior in liquidation preference to all other equity securities issued by us, and the preferred stockholder shall be paid an amount equal to the principal amount ($9.00) per share plus all dividends accrued but unpaid. Through December 31, 2000, dividends of approximately $1.1 million have accrued but remained unpaid.

     In September 1998, our board of directors designated 100,000 shares of Series C Junior Participating Preferred Stock. See "Stockholders' Rights Plan" below for a further description of these shares.

Warrants

  We issued 200,000 warrants in April 1999 as part consideration for our acquisition of the assets of Financial Systems division of DataCard Corporation. The holder of these warrants will be able to purchase shares of common stock at an exercise price of $6.00 per share beginning April 1, 2002 and ending June 30, 2002, at which time the warrants expire (see Note 10 - Business Combinations).

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

Stock Option Plans

  We reserved 2,500,000 common shares for issuance pursuant to our 1998 Long-Term Incentive Plan and 250,000 common shares for issuance pursuant to our 1998 Director Plan (the "Plans"). The Plans provide for the award at our discretion of stock options and director options, respectively, to purchase common shares from time to time. At December 31, 2000, non-qualified stock options totaling approximately 2,051,000 were issued and outstanding under these Plans.

  In connection with our acquisition of National Transaction Network, Inc. in June 2000, and with various poolings-of-interests in 1998, options that were previously granted and outstanding under former option plans of IVI, Checkmate, Plourde and NTN were assumed by us. At December 31, 2000, stock option obligations totaling approximately 1,702,000 shares remained under these former plans. These options will continue to be administered under their former plans, and any portions that expire or become unexerciseable for any reason shall be canceled and unavailable for future issuance.

                              IVI CHECKMATE CORP.
                   NOTES TO FINANCIAL STATEMENTS (continued)

5.    EQUITY (continued)

  The following table summarizes stock option plan activities.

                                                                               Weighted
                                                                                Average
                                                   Number Of                   Exercise
                                                    Options                      Price
                                               -----------------          --------------------
                                                (In thousands)
Outstanding at January 1, 1998                       2,687                         $5.81
  Granted                                            1,152                         $6.80
  Exercised                                           (363)                        $4.00
  Forfeited or expired                                (302)                        $6.69
                                                     -----

Outstanding at December 31, 1998                     3,174                         $6.29
  Granted                                            1,120                         $4.79
  Exercised                                           (313)                        $3.95
  Forfeited or expired                                (254)                        $6.16
                                                     -----

Outstanding at December 31, 1999                     3,727                         $6.07
  NTN options assumed                                   29                         $5.72
  Granted                                              489                         $3.45
  Exercised                                            (23)                        $2.26
  Forfeited or expired                                (469)                        $5.17
                                                     -----

Outstanding at December 31, 2000                     3,753                         $5.82
                                                     =====
Options exercisable:
  At December 31, 1998                               2,489                         $6.16
  At December 31, 1999                               2,636                         $6.40
  At December 31, 2000                               2,836                         $6.25

  The following table summarizes information concerning options outstanding and exercisable at December 31, 2000:

                                          Options Outstanding                 Options Exercisable
                              -----------------------------------------   -------------------------
                                                 Weighted
                                                 Average       Weighted                    Weighted
         Range of                               Remaining      Average                     Average
         Exercise                 Number       Contractual     Exercise       Number       Exercise
          Prices                Outstanding        Life         Price       Exercisable     Price
---------------------------   -----------------------------------------   -------------------------
                              (In thousands)     (Years)                  (In thousands)
 $ 1.35 - $ 3.32                   723            4.31         $3.01           398         $2.89
 $ 3.38 - $ 4.61                   322            4.21         $3.56            35         $3.91
 $ 5.50 - $ 6.91                 2,487            3.23         $6.60         2,182         $6.57
 $ 7.05 - $31.39                   221            5.01         $9.50           221         $9.50
                                 -----                                       -----
                                 3,753                                       2,836
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

  Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires the information be determined as if we have accounted for our employee stock options granted

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.     EQUITY (continued)

subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of approximately 6% in 2000, 6% in 1999 and 5% in 1998; no dividend yields; volatility factor of the expected market price of our common stock of 77% in 2000, 68% in 1999 and 50% in 1998; and a weighted-average expected life of the options of 5 years in 2000, 3 years in 1999 and 3 years in 1998.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The weighted average estimated fair values of options granted in 2000, 1999 and 1998 were $2.30, $2.40 and $2.69, respectively.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information, assuming Statement 123 had been adopted, is as follows:

                                       Year Ended December 31
                                   2000           1999          1998
                                  -------       --------      -------
                               (In thousands, except per share amounts)

Pro forma net loss                $(9,303)      $(21,759)     $(6,104)

Pro forma net loss per share
  (basic and diluted)             $ (0.55)      $  (1.23)     $ (0.35)

6.    OPERATING LEASES

  We lease certain property and equipment under non-cancelable lease agreements. Rental expense under operating leases was approximately $1.6 million, $1.5 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  Future minimum payments under non-cancelable operating leases with terms of one year or more consisted of the following at December 31, 2000 (in thousands):

       2001                                   $ 1,346
       2002                                     1,262
       2003                                     1,127
       2004                                       799
       2005                                       779
       Thereafter                                 552
                                              -------

       Total future minimum lease payments    $ 5,865
                                              =======

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.     INCOME TAXES

  For U.S. federal income tax purposes, at December 31, 2000 we have approximately $50.1 million of net operating loss carryforwards available to offset future taxable income. These loss carryforwards have begun to expire, and will continue to expire through 2020. Utilization of these net operating loss carryforwards for income tax purposes is subject to certain limitations. Also, the utilization of net operating loss carryforwards to offset future taxable income may be further limited by any future changes in ownership in IVI Checkmate. In addition, at December 31, 2000, we have approximately $702,000 of Federal Canadian undepreciated capital and scientific research and development costs available for deduction in future years with no time limits. Furthermore, we have a Canadian Federal and Provincial capital loss carryforward of $739,000 at December 31, 2000 available to offset Canadian Federal and Provincial capital gains in future years with no time limits on its expiration. All Canadian amounts stated above have been translated to reflect balances in U.S. dollars.

  The valuation allowance relates primarily to the deferred tax benefit of our net operating loss carryforwards in the U.S. due to the uncertainty regarding the utilization of these loss carryforwards in future years.

  The provisions for income taxes consist of the following:

                                                                       Year Ended December 31
                                                                  2000          1999          1998
                                                                 -------      --------      -------
                                                                           (In thousands)
Income (loss) before taxes:
  Domestic                                                       $(8,442)     $(20,357)     $(6,772)
  International                                                    1,708         2,300        1,221
                                                                 -------      --------      -------
Total income (loss) before taxes                                 $(6,734)     $(18,057)     $(5,551)
                                                                 =======      ========      =======

Current income tax benefit (expense):
  Federal                                                        $     -      $  2,067      $  (703)
  State                                                                -           230         (115)
  Foreign                                                           (644)         (231)           -
                                                                 -------      --------      -------
Total current income tax benefit (expense)                          (644)        2,066         (818)
                                                                 -------      --------      -------

Deferred income tax benefit (expense):
  Federal                                                              -        (2,613)         863
  State                                                                -          (290)         140
  Foreign                                                           (493)       (1,040)         395
                                                                 -------      --------      -------
Total deferred income tax benefit (expense)                         (493)       (3,943)       1,398
                                                                 -------      --------      -------

Provision for income tax benefit (expense)                       $(1,137)     $ (1,877)     $   580
                                                                 =======      ========      =======

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.    INCOME TAXES (continued)

  A reconciliation of the provision of income taxes to the U.S. Federal statutory rate of 34% is as follows:

                                                                        Year Ended December 31
                                                                   2000            1999        1998
                                                                  -------        -------      ------
                                                                              (In thousands)
Tax benefit at statutory rate                                     $ 2,290        $ 6,139      $1,887
State taxes, net of Federal tax benefit                               269            722         237
Research and development tax credits                                  125            150           -
Foreign tax rate differential                                        (110)          (152)          -

Change in valuation allowance                                      (1,114)       (11,750)          -
Adjustments to net operating loss
  carryforwards and other                                          (1,694)         3,470           -
Adjusting Canadian deduction pool                                    (754)          (369)          -
Merger costs                                                            -              -        (950)
Goodwill write-off                                                      -              -        (239)
Other                                                                (149)           (87)       (355)
                                                                  -------        -------      ------

Provision for income tax benefit (expense)                        $(1,137)       $(1,877)     $  580
                                                                  =======        =======      ======


  The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets (liabilities) consist of the following:

                                                                         December 31
                                                                     2000           1999
                                                                  --------        --------
                                                                       (In thousands)
Deferred tax assets:
  Asset valuation reserves                                        $  1,293        $  2,584
  Deferred revenue                                                     933             584
  Accrued liabilities                                                  646           2,531
  U.S. net operating loss and Canadian carryforwards                17,193          12,542
  Other                                                                510             382
                                                                  --------        --------
                                                                    20,575          18,623
Deferred tax liabilities:
  Depreciation                                                        (858)         (1,035)
  Amortization                                                      (1,665)           (168)
                                                                  --------        --------
                                                                    18,052          17,420
Valuation allowances                                               (19,186)        (18,072)
                                                                  --------        --------
Net deferred tax liabilities                                      $ (1,134)       $   (652)
                                                                  ========        ========

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8.  DEFINED CONTRIBUTION BENEFIT PLAN

  We maintain several contributory retirement plans for our U.S. employees which qualify under Section 401(k) of the Internal Revenue Code. Under these plans, participants may contribute a portion of their annual compensation and receive, at management's discretion, matching employer contributions to specified maximum limits.

  Total employer contributions under these plans that were charged to expense were approximately $338,000, $335,000 and $214,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

9.    NET INCOME (LOSS) PER SHARE

  Net income (loss) per share on a basic and diluted basis as required by SFAS 128 is calculated as follows:

                                                                    Year Ended December 31
                                                                2000        1999        1998
                                                               ------      ------      -------
                                                          (In thousands, except per share amounts)

Net loss                                                      $(7,871)    $(19,934)     $(4,971)
Preferred dividends                                              (652)        (489)           -
                                                              -------     --------      -------
Net loss available to common stockholders                     $(8,523)    $(20,423)     $(4,971)
                                                              =======     ========      =======
Calculation of weighted average shares outstanding, plus
 assumed conversions:
Weighted average basic shares outstanding                      18,217       18,115       17,528
Effect of dilutive securities                                       -            -            -
Weighted average diluted shares outstanding                    18,217       18,115       17,528
                                                              =======      =======      =======
Net loss per common share (basic and diluted)                 $ (0.47)      $(1.13)     $ (0.28)
                                                              =======      =======      =======

  The effect of dilutive securities excludes those stock options and convertible preferred shares for which the impact would have been anti-dilutive. The options outstanding at December 31, 2000, 1999 and 1998 of approximately 3,753,000 shares, 3,727,000 shares and 3,174,000 shares, respectively, and the 803,353 preferred shares outstanding at December 31, 2000 and 1999 were anti-dilutive.

10.     BUSINESS COMBINATIONS

Year Ended December 31, 2000

  In June 2000, we consummated a merger that resulted in us acquiring the remaining shares of common stock of National Transaction Network, Inc. that we did not previously own. In exchange for these shares, we issued to NTN stockholders 57,267 registered shares of our common stock, and assumed NTN's stock option obligations that requires us to issue approximately 29,000 registered shares of our common stock (see Note 5). The aggregate value of the purchase is approximately $180,000. Prior to the merger, we owned approximately 82% of NTN's common stock. We accounted for the transaction using the purchase method, and the purchase price paid was allocated in its entirety to NTN's Mainsail software.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.     BUSINESS COMBINATIONS (continued)

Year Ended December 31, 1999

  In April 1999, we acquired the net assets of the Financial Systems point-of-sale business of DataCard Corporation in a non-cash transaction. We acquired assets valued at approximately $7.2 million, consisting of $3.5 million in trade receivables, $2.6 million in inventory and $1.1 million in property and equipment. The purchase price was satisfied through the issuance of (i) 803,353 shares of Series D Preferred Stock of IVI Checkmate Corp., par value $0.01 per share with 9% cumulative dividends, and (ii) a warrant to purchase 200,000 shares of Common Stock of IVI Checkmate Corp. at $6.00 per share on the third anniversary date of the acquisition. The value of the Series D Preferred Stock and warrant issued as consideration was based on a combination of management's estimate of the fair value of the assets acquired and the equity instruments issued.

Year Ended December 31, 1998

  During 1998, IVI, Checkmate, Plourde and Debitek were merged together in separate transactions that were accounted for as pooling-of-interests. Separate results of these combined entities for the quarter ended March 31, 1998 (the last quarter of public reporting for IVI and Checkmate) are as follows:

                             Three Months
                                 Ended
                            March 31, 1998
                       ---------------------------
                        (Unaudited - In thousands)
Revenues:
  IVI                          $13,238
  Checkmate                      9,641
  Debitek                        1,399
  Plourde                          711
                               -------
                               $24,989
                               =======

Net income (loss)
  IVI                          $   584
  Checkmate                        416
  Debitek                          159
  Plourde                         (115)
                               -------
                               $ 1,044
                               =======

       There were no significant intercompany transactions between the four companies and no significant conforming accounting adjustments.

11.   UNUSUAL CHARGES

Year Ended December 31, 1999

  In 1999, we incurred costs of approximately $11.4 million related to initiatives that we began to implement during the year. These initiatives primarily consisted of the redesign and alteration of the manufacturing process for one of our products and the streamlining of other operations. Approximately $8.6 million was charged to cost of sales and $2.8 million to selling, general and administrative expenses related to these initiatives. Following are descriptions of major initiatives that were undertaken in the year:

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


11.    UNUSUAL CHARGES (continued)

Terminal redesign and manufacturing process. As a result of product flaws discovered early in the year for our e/N/-Touch terminal, we incurred costs of approximately $7.3 million through an ongoing process to modify, redesign and re-work the terminal, including the alteration of the manufacturing process and the write-off of inventory used for the original version.

Streamline operations. We continue to streamline our operations in the U.S., a process which started in 1998. In 1999, we began the implementation of two major initiatives, which were to outsource our internal manufacturing operations and to combine the operations of our NTN and inventory Plourde subsidiaries. Costs incurred were to write-off raw materials inventory of $1.7 million that were not usable by our outsource manufacturer, severance of $1.0 million related to employment terminations in 1999, and $625,000 for other additional costs incurred in 1999.

Year Ended December 31, 1998

  In 1998, we incurred costs aggregating approximately $12.6 million that pertained to the combination of IVI and Checkmate and the subsequent mergers of Plourde and Debitek. Of this amount, $10.0 million was charged to selling, general and administrative expenses and $2.6 million to cost of sales. The description of and the amount of the costs incurred in each of these transactions were as follows:

                                        Combination
                                        of IVI and      Plourde      Debitek
                                         Checkmate      Merger       Merger      Total
                                        ----------      -------      -------     -----
                                                         (In thousands)
Merger and related costs:
  Professional fees                       $4,007        $  380         $381      $ 4,768
  Closure of facilities in
    Boulder, Colorado                      1,565             -            -        1,565
  Other expenses                           1,699           274          404        2,377
                                          ------        ------         ----      -------
                                           7,271           654          785        8,710
Write-down of long-lived assets                -         1,300            -        1,300
                                          ------        ------         ----      -------
                                           7,271         1,954          785       10,010
Inventory reserve for
  product redundancy                       2,624             -            -        2,624
                                          ------        ------         ----      -------
Total                                     $9,895        $1,954         $785      $12,634
                                          ======        ======         ====      =======

Professional Fees. Costs consist of fees paid for legal and accounting, financial advisors and other consultants in connection with the corresponding transactions, filing and other regulatory fees, share issuance costs and other stockholder related expenses.

Closure of Facilities in Boulder, Colorado. On the effective date of the Combination, IVI's facilities in Boulder, Colorado were immediately closed, and the operations were relocated and combined with Checkmate's operations in Atlanta, Georgia. The Boulder operations employed 52 people as at December 31, 1997, and all were terminated upon closure of the facilities except for 17 who were transferred to the Atlanta operations. Costs of $1.6 million were incurred for the transfer of operations to Atlanta, facility closure costs, severance costs to terminated employees and employee relocation costs. We did not incur any additional closure costs in 1999 and the accrued liability that existed at December 31, 1998 was used up in its entirety.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


11.    UNUSUAL CHARGES (continued)

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

12.    DEPENDENCE ON OUTSIDE SUPPLIERS AND CONTRACT ASSEMBLY MANUFACTURERS

  In a marketing and distribution agreement we entered into in December 1996 with Ingenico S.A. of Paris, France, which has two representatives on our board of directors, we became the exclusive distributor of Ingenico's products in North America. Consequently, during 2000, 1999 and 1998, we purchased products from Ingenico totaling $8.5 million, $11.4 million and $6.8 million, respectively, to satisfy our customer demands. At December 31, 2000 and 1999, approximately $2.1 million and $1.7 million, respectively, of these purchases were still payable.

  We currently rely primarily on three contract manufacturers to assemble our hardware products. Although a number of such contract manufacturers exist, the interruption or termination of our current manufacturing relationships could have a short-term adverse effect on our business.

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.    SEGMENT DISCLOSURES

  IVI Checkmate's principal business is to design, develop and market point-of-sale terminals and peripherals, which represent in excess of 90% of our revenues. Our business is conducted through two separately managed business units, which are divided on a geographic basis between domestic and international. The domestic segment principally markets point-of-sale terminals and peripherals to financial institutions and retail establishments to enable automated payment transactions. The domestic segment consists of one dominant entity and its three smaller subsidiaries, offering similar products and services within the same business and operating environment. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," these entities have been aggregated into one reportable segment. The products sold by the international segment are similar to those sold by the domestic segment, but the international segment is operated by management as a separate reporting unit due to the different business environment and marketing strategies employed by the Company in Canada, the principal market for the international segment.

  The table below presents information about segment revenues, operating profit and assets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. IVI Checkmate's Chief Executive Officer and his staff evaluate performance based on profit or loss from operations, including charges that are one-time in nature. Non-segment items include goodwill charges, interest and provisions for income taxes, which are not allocated to the business units. The segment assets are comprised of the working assets of the segments and investments accounted for under the equity method, excluding intercompany balances and corporate tax adjustments.

                                                                   Operating           Depreciation/
                                            Revenues             Income (loss)          Amortization             Assets
                                      ---------------------  ---------------------  --------------------  ---------------------
                                                                           (In thousands)
2000
----
Domestic                                    $ 73,815               $ (7,986)                $6,117               $58,824
International                                 25,100                  1,481                  1,977                23,427
                                            --------               --------                 ------               -------
  Segment total                               98,915                 (6,505)                 8,094                82,251
Intersegment sales                              (508)                     -                      -                     -
                                            --------               --------                 ------               -------
Consolidated total                          $ 98,407               $ (6,505)                $8,094               $82,251
                                            ========               ========                 ======               =======

1999
----
Domestic                                    $ 73,987               $(19,807)                $4,580               $50,238
International                                 24,737                  2,020                  1,908                24,306
                                            --------               --------                 ------               -------
  Segment total                               98,724                (17,787)                 6,488                74,544
Intersegment sales                              (790)                     -                      -                     -
Tax adjustment and other                           -                      -                      -                (1,019)
                                            --------               --------                 ------               -------
Consolidated total                          $ 97,934               $(17,787)                $6,488               $73,525
                                            ========               ========                 ======               =======

1998
----
Domestic                                    $ 79,473               $ (5,638)                $4,565               $57,089
International                                 27,649                    743                  1,570                22,488
                                            --------               --------                 ------               -------
  Segment total                              107,122                 (4,895)                 6,135                79,577
Goodwill                                           -                   (669)                    39                     -
Tax adjustment and other                           -                      -                      -                 3,252
                                            --------               --------                 ------               -------
Consolidated total                          $107,122               $ (5,564)                $6,174               $82,829
                                            ========               ========                 ======               =======

                              IVI CHECKMATE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    LITIGATION

     In November 2000, our lawsuit against a former contract manufacturer for breach of contract, breach of warranty, negligent misrepresentation, promissory estoppel and breach of implied promise was settled through mediation. The contract manufacturer agreed to pay us specified damages, the amount of which is confidential pursuant to the settlement terms. As a part of the settlement, all parties dismissed all remaining claims and counterclaims and provided full releases in connection with all pending, threatened or previously dismissed claims.

     In September 2000, a former officer of one of our subsidiaries and former director of IVI Checkmate filed a lawsuit against us alleging breach of his employment contract, tortious interference with contract, breach of good faith and fair dealing, defamation and entitlement to attorneys' fees and litigation expenses arising from the cessation of his employment. Answers and counterclaims have been filed. The lawsuit, which is currently pending in the Superior Court of Fulton County, Georgia, is presently in the early stages of discovery. We do not believe that the resolution of this matter will have a material impact on our results of operations or financial position.

     We are subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of such pending legal proceedings should not have a material adverse effect on our consolidated financial position.

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

  In the normal course of business, our quarterly consolidated financial data can fluctuate significantly between quarters and years depending on a number of factors, including timing of when products are shipped, the mix of products sold and the level of expenditures incurred. Throughout 2000, our financial results were impacted by an industry-wide shortage in available component parts, which affected our product manufacturing and increased our cost of sales as a result of higher material costs and premiums paid. Cost of sales in the fourth quarter of 2000 was also favorably affected by proceeds that we received in a litigation settlement. In 1999, we recorded unusual charges of $11.4 million, primarily in the fourth quarter. These unusual charges, described in Note 11, adversely affected gross profit and net earnings. Furthermore, our quarterly financial results were adversely affected by tax adjustments in the third and fourth quarters of 2000 and in the fourth quarter of 1999. These tax adjustments were to increase our valuation allowance against income tax benefits that would otherwise be recognized on our U.S. loss carryforwards.

  The summarized quarterly consolidated financial data for 2000 and 1999 are as follows:

                                                     Quarter
                                  -------------------------------------------------
                                      First       Second        Third       Fourth
                                  -------------------------------------------------
                                       (In thousands, except per share amounts)

2000:
  Net revenues                       $23,269      $24,910      $23,082     $ 27,146
  Gross profit                         7,842        8,375        6,010        8,647
  Net loss                              (824)        (426)      (3,932)      (2,689)
  Net loss per share
    (basic and diluted)              $ (0.05)     $ (0.04)     $ (0.22)    $  (0.16)

1999:
  Net revenues                       $15,110      $28,633      $32,543     $ 21,648
  Gross profit                         5,091        5,650        9,880          695
  Net income (loss)                   (2,296)      (3,242)         619      (15,015)
  Net income (loss) per share
    (basic and diluted)              $ (0.13)     $ (0.19)     $  0.03     $  (0.84)




16.  SUBSEQUENT EVENT

  In January 2001, the compensation committee of the board of directors approved an option exchange program that gave current employees an opportunity to voluntarily surrender their stock options by February 20, 2001 that were priced in excess of $5.00 per share in exchange for a commitment by IVI Checkmate to issue to those employees, subject to certain conditions, new options on August 31, 2001 equal to one-half the number of options surrendered at the then current market price. Options to purchase approximately 1,586,000 shares, with a weighted average exercise price of $6.61, were eligible under this program. At February 20, 2001, options to purchase approximately 1,335,000 shares were surrendered by employees.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

  We will provide information relating to our directors under the captions "Proposal 1--Election of Directors--Nominees" and "--Information Regarding Nominees" in our proxy statement for our 2001 annual meeting of stockholders to be held on May 17, 2001 or in a subsequent amendment to this report. We will provide information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption ''Section 16(a) Beneficial Ownership Reporting Compliance'' in the above referenced proxy statement or amendment. All such information that is provided in the proxy statement is incorporated in this Item 10 by reference.

  Set forth below is information about each of our executive officers, including his age as of March 23, 2001 and his business experience.

  L. Barry Thomson, age 59, has been our President, Chief Executive Officer and a director since June 1998. Mr. Thomson joined IVI in April 1994 as President and Chief Operating Officer. He was named a director of IVI in May 1995 and was promoted to Chief Executive Officer in May 1996. Formerly President and CEO of Aluma Systems Corporation, a construction technology company in Toronto, Mr. Thomson brought to IVI extensive Canadian, U.S. and international experience in managing the growth of a technological and market driven organization. Mr. Thomson built Aluma over 21 years from start up to the largest company in its industry in North America and one of the four largest in the world. He also served as Executive Vice President, director and member of the Executive Committee of Aluma's parent company, Tridel Enterprises, Inc., Canada's largest builder of condominium dwellings. He graduated with a degree in mechanical engineering from the University of Toronto in 1967 and became a member of the Ontario Association of Professional Engineers in 1968. In 1970, Mr. Thomson received his Chartered Accountant designation from Clarkson Gordon (now Ernst & Young LLP).

  John J. Neubert, age 62, has been our Executive Vice President - Finance and Administration, Chief Financial Officer, Secretary and Treasurer since June 1998. Mr. Neubert has been the Chief Financial Officer of Checkmate since 1990, a director of Checkmate since 1994 and Executive Vice President of Checkmate since May 1998. Mr. Neubert was the Senior Vice President-Finance and Administration of Checkmate from 1990 until May 1998. Mr. Neubert also was the Chief Operating Officer of Checkmate from May 1994 until September 1997. Before joining Checkmate, Mr. Neubert was Executive Vice President and Chief Financial Officer of Technology Research Group, Inc., a software development and system integrator company, from 1987 until 1990. He was Vice President of RIM Incorporated, a manufacturer and distributor of leisure furniture, from 1985 to 1987. Prior to that time he was employed by Uniroyal Incorporated in various financial and operational positions for approximately 15 years.

Item 11.   Executive Compensation.

  We will provide information relating to executive compensation under the captions "Proposal 1--Election of Directors--Director Compensation," "Executive Compensation," "Report of the Compensation Committee" and "Stock Performance Graph" in the proxy statement or subsequent amendment to this report referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 11 by reference, except for the information under the captions "Report of the Compensation Committee and "Stock Performance Graph" which specifically is not so incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

  We will provide information regarding ownership of our common stock by specified persons under the caption ''Stock Ownership'' in the proxy statement or subsequent amendment to this report referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 12 by reference.

Item 13.   Certain Relationships and Related Transactions.

  We will provide information regarding certain relationships and transactions between us and some of our affiliates under the caption ''Certain Transactions'' in the proxy statement or subsequent amendment to this report referred to in
Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 13 by reference.


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Consolidated Financial Statements

  Our consolidated financial statements listed below are set forth in Item 8 of this report:

                                                                                                      Page
                                                                                                     -----
       Report of Independent Auditors..............................................................     22
       Consolidated Balance Sheets as of December 31, 2000 and 1999................................     23
       Consolidated Statements of Operations for the years ended December 31, 2000, 1999
           and 1998................................................................................     24
       Consolidated Statements of Stockholders' Equity for the years ended December 31,
           2000, 1999 and 1998.....................................................................     25
       Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999
           and 1998................................................................................     26
       Notes to Consolidated Financial Statements..................................................     27


(a) 2. Financial Statement Schedules

  Schedule 2, Valuation and Qualifying Accounts, is set forth on page 52 of this report. All other schedules to our consolidated financial statements have been omitted because they are not required under the related instructions or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

3. Exhibits

     The following exhibits either (i) are filed with this report or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated in this Item 14 by reference to those prior filings. Previously filed registration statements and reports which are incorporated by reference are identified in the column captioned ''SEC Document Reference.'' We will furnish any exhibit upon request to John J. Neubert, our Executive Vice President - Finance and Administration, 1003 Mansell Road, Roswell, Georgia 30076. We charge $.50 per page to cover expenses of copying and mailing.


 Exhibit
   No.                      Description                                   SEC Document Reference
---------  ----------------------------------------------  -----------------------------------------------------
   2.1        Agreement and Plan of Merger among National     Exhibit 99.2 to IVI Checkmate's Current Report on
              Transaction Network, Inc., IVI Checkmate        Form 8-K filed on July 21, 1999.
              Corp., IVI Checkmate Inc., and NTN Merger
              Corp.

   3.1        Certificate of Incorporation, as amended        Exhibit 3.1 to IVI Checkmate's Registration
                                                              Statement on Form S-4  (No. 333-83743)

   3.2        Bylaws                                          Exhibit 3.2 to IVI Checkmate's Registration
                                                              Statement on Form S-4  (No. 333-53629)

   4.1        Specimen Common Stock Certificate               Exhibit 4.1 to IVI Checkmate's Registration
                                                              Statement on Form S-4  (No. 333-53629)

   4.2        Stockholder Protection Rights Agreement,        Exhibit 4.2 to IVI Checkmate's Registration
              dated as of September 16, 1998, between IVI     Statement on Form S-4 (No. 333-83743)
              Checkmate Corp. and First Union National
              Bank, as Rights Agent (which includes as
              Exhibit A thereto the Form of Rights
              Certificate and as Exhibit B thereto the Form
              of Certificate of Designations, Preferences,
              Limitations and Relative Rights of Series C
              Junior Participating Preferred Stock of IVI
              Checkmate Corp.), as amended on April 6, 1999

   9.1        Form of Voting and Exchange Trust Agreement     Exhibit 9.1 to IVI Checkmate's Registration
                                                              Statement on Form S-4  (No. 333-53629)

   9.2        Stockholders Agreement by and between           Exhibit 9.2 to IVI Checkmate's Registration
              Ingenico S.A., J. Stanford Spence and Dudley    Statement on Form S-4 (No. 333-53629)
              L. Moore, Jr. dated as of January 16, 1998

   10.1       Combination Agreement dated January 16, 1998,   Exhibit 10.1(a) to Checkmate Electronics, Inc.'s
              by and among IVI Checkmate Corp.,               Annual Report on Form 10-K for the year ended
              International Verifact Inc., Checkmate          December 31, 1997
              Electronics, Inc. and Future Merger
              Corporation Electronics' Annual Report on
              Form 10-K for the year ended December 31, 1997

   10.2       Form of Plan of Arrangement and Exchangeable    Exhibit 2.2 to IVI Checkmate's Registration
              Share Provisions                                Statement on Form S-4 (No. 333-53629)


 Exhibit
   No.                      Description                                   SEC Document Reference
---------  ----------------------------------------------  -----------------------------------------------------

   10.3       Master Alliance Agreement dated December 5,     Exhibit 10.6 to IVI Checkmate's Registration
              1996, between Ingenico S.A. and International   Statement on Form S-4 (No. 333-53629)
              Verifact Inc.

   10.4       Investment Agreement dated December 5, 1996,    Exhibit 10.10 to IVI Checkmate's Registration
              between Ingenico S.A. and International         Statement on Form S-4 (No. 333-53629)
              Verifact Inc., as amended by the Amendment to
              Investment Agreement, dated December 17,
              1996, between Ingenico S.A. and International
              Verifact Inc.

   10.5       Marketing and Distribution Agreement dated      Exhibit to 10.11 IVI Checkmate's Registration
              December 17, 1996, between Ingenico S.A.,       Statement on Form S-4 (No. 333-53629)
              International Verifact Inc. and IVI Ingenico
              Inc.

   10.6       Assignment, Assumption and Consent Agreement    Exhibit 10.12 to IVI Checkmate's Registration
              dated as of January 16, 1998 among              Statement on Form S-4 (No. 333-53629)
              International Verifact Inc., Ingenico S.A.,
              and IVI Checkmate Corp.

   10.8*      Settlement agreement dated June 15, 1989        Exhibit 10.2 to Checkmate's Registration Statement
              among Checkmate Electronics, Inc., J.           on Form S-1 (No. 33-67048)
              Stanford , Diane M. Spence, Stanford
              Technologies, Inc. and Dudley L. Moore, Jr.

   10.9*      IVI Checkmate Corp. 1998 Long-Term Incentive    Exhibit 10.5.1 to IVI Checkmate's Registration
              Plan                                            Statement on Form S-4 (No. 333-53629)

   10.10*     IVI Checkmate Corp. 1998 Directors Stock        Exhibit 10.5.2 to IVI Checkmate's Registration
              Option Plan                                     Statement on Form S-4 (No. 333-53629)

   10.11      Latin America Unanimous Shareholders'           Exhibit 10.7 to IVI Checkmate's Registration
              Agreement dated December 17, 1996, between      Statement on Form S-4 (No. 333-53629)
              Ingenico S.A., International Verifact Inc.
              and IVI Ingenico Inc.

   10.12      Technology License Agreement dated December     Exhibit 10.8 to IVI Checkmate's Registration
              17, 1996, between Ingenico S.A. and             Statement on Form S-4 (No. 333-53629)
              International Verifact Inc.

   10.13      Joint Development and Procurement Agreement     Exhibit 10.9 to IVI Checkmate's Registration
              dated December 17, 1996, between Ingenico       Statement on Form S-4 (No. 333-53629)
              S.A. and International Verifact Inc.

   10.14*     Agreement dated June 25, 1998, between J.       Exhibit 10.15 to IVI Checkmate's Annual Report on
              Stanford Spence and IVI Checkmate Corp.         Form 10-K for the year ended December 31, 1998.

   10.15*     Amendment No. 1, dated as of September 16,      Exhibit 10.14 to IVI Checkmate's Annual Report on
              1998, to Agreement filed as Exhibit 10.14       Form 10-K for the year ended December 31, 1998.

   10.16*     Management Services Agreement between IVI       Exhibit 10.16 to IVI Checkmate's Annual Report on
              Checkmate Corp., IVI Checkmate Ltd., IVI        Form 10-K for the year ended December 31, 1998.
              Checkmate, Inc., LBT Investments, Inc. and L.
              Barry Thomson dated as of June 25, 1998






 Exhibit
   No.                      Description                                   SEC Document Reference
---------  ----------------------------------------------  -----------------------------------------------------

   10.17*     Employment Agreement dated as of June 25,       Exhibit 10.17 to IVI Checkmate's Annual Report on
              1998 between International Verifact, Inc. and   Form 10-K for the year ended December 31, 1998.
              George Whitton

   10.18** Amended and Restated Employment Agreement dated September 1, 1999, between IVI
              Checkmate Corp. and John J. Neubert

   10.19*     Employment Agreement dated as of January 1,     Exhibit 10.4(g) to Checkmate's Annual Report on Form
              1998, between Checkmate Electronics, Inc. and   10-K for the year ended December 31, 1997
              Gregory A. Lewis

   10.20      Eleventh Amendment, dated July 16, 1998, to     Exhibit 10.20 to IVI Checkmate's Annual Report on
              the Lease Agreement filed as Exhibit 10.28      Form 10-K for the year ended December 31, 1998.

   10.21      Tenth Amendment, dated May 20, 1998, to the     Exhibit 10.21 to IVI Checkmate's Annual Report on
              Lease Agreement filed as Exhibit 10.27          Form 10-K for the year ended December 31, 1998.

   10.22      Ninth Amendment, dated August 18, 1997, to      Exhibit 10.1(e) to Checkmate's Annual Report on Form
              the Lease Agreement filed as Exhibit 10.27      10-K for the year ended December 31, 1997

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

   10.26      Fifth Amendment, dated August 16, 1994, to      Exhibit 10.20 to Checkmate's Annual Report on Form
              the Lease Agreement filed as Exhibit 10.27      10-K for the year ended December 31, 1994

   10.27      Lease Agreement dated July 17, 1990, as         Exhibit 10.1 to Checkmate's Registration Statement
              amended, by and between Checkmate               on Form S-1 (No. 33-67048)
              Electronics. Inc. and ASE North Fulton
              Associates Joint Venture, for the premises
              located at 1011 Mansell Road, Suite C,
              Roswell, Georgia 30076

   10.28      Lease Agreement dated the 1st day of May 1986   Exhibit 10.1 to IVI's Registration Statement on Form
              between Markborough Properties Limited and      F-4  (No. 33-84926)
              International Verifact Inc.

   10.29      Amending Agreement dated as of the 1st day of   Exhibit 10.2 to IVI's Registration Statement on Form
              July 1991 between Morgan Mae Enterprises        F-4 (No. 33-84926)
              Limited and International Verifact Inc.

 Exhibit
   No.                      Description                                   SEC Document Reference
---------  ----------------------------------------------  -----------------------------------------------------
   10.30      Loan and Security Agreement dated April 5,      Exhibit 10 to IVI Checkmate's Quarterly Report on
              2000 by and among Congress Financial            Form 10-Q for the quarter ended March 31, 2000
              Corporation (Southern), IVI Checkmate Corp.,
              IVI Checkmate Inc., Plourde Computer
              Services, Inc., Debitek, Inc., National
              Transaction Network, Inc. and EnConcert
              Solutions, LLC

   10.31** First Amendment dated as of January 8, 2001 to Loan and Security Agreement filed as
              Exhibit 10.30

   10.32**    Second Amendment and Waiver dated as of
              March 26, 2001 to Loan and Security Agreement filed as Exhibit 10.30

   10.33**    Letter dated November 24, 2000 and related
              Terms and Conditions between The Bank of Nova
              Scotia and IVI Checkmate Ltd. relating to a line of credit

   21**       Subsidiaries of the Registrant

   23**       Consent of Ernst & Young LLP

____________

*   Compensatory management agreement

**  Filed with this report

(b) Reports on Form 8-K

       We filed no Current Reports on Form 8-K during the fourth quarter ended December 31, 2000.


(c) Exhibits.

       See Item 14(a)3 above.

(d) Financial Statement Schedules.

       See Item 14(a)2 above.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

                                  IVI CHECKMATE CORP.


                                  By: /s/ L. Barry Thomson
                                      --------------------------------
                                      L. Barry Thomson
                                      President and Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.

                Signature                                        Title
                ---------                                        -----

/s/ L. Barry Thomson                        President, Chief Executive Officer and
------------------------------------------  Director
L. Barry Thomson

/s/ J. Stanford Spence                      Chairman of the Board
------------------------------------------
J. Stanford Spence

/s/ George Whitton                          Vice Chairman of the Board
------------------------------------------
George Whitton

/s/ Gerard Compain                          Director
------------------------------------------
Gerard Compain

/s/ Paul W. Noblett                         Director
------------------------------------------
Paul W. Noblett

/s/ Bertil D. Nordin                        Director
------------------------------------------
Bertil D. Nordin

/s/ Gareth Owen                             Director
------------------------------------------
Gareth Owen

/s/ Peter E. Roode                          Director
------------------------------------------
Peter E. Roode

/s/ John J. Neubert                         Executive Vice President-Finance and
------------------------------------------  Administration, Chief Financial and Accounting
John J. Neubert                             Officer, Treasurer and Secretary


                                   Schedule 2

                       VALUATION AND QUALIFYING ACCOUNTS


                                                      Balance at                                 Balance at
                                                      Beginning     Additions                      End of
                                                       of Year       (Note 1)     Deductions        Year
                                                    -------------------------------------------------------
                                                                         (In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1998                              $  447       $  226        $    42         $  715
Year ended December 31, 1999                              $  715       $  800        $  (186)        $1,329
Year ended December 31, 2000                              $1,329       $  197        $  (737)        $  789


INVENTORY OBSOLESCENCE RESERVES:

Year ended December 31, 1998                              $1,963       $2,800        $(1,020)        $3,743
Year ended December 31, 1999                              $3,743       $5,628        $(2,360)        $7,011
Year ended December 31, 2000                              $7,011       $1,091        $(3,610)        $4,492


Note 1: Addition to obsolescence reserve in 1999 includes an increase of $2.4 million related to the acquired assets of the Financial Systems division of DataCard Corporation.

                                 EXHIBIT INDEX

 Exhibit
   No.                      Description
---------  --------------------------------------------------------------------
   2.1        Agreement and Plan of Merger among National Transaction Network,
              Inc., IVI Checkmate Corp., IVI Checkmate Inc., and NTN Merger
              Corp.

   3.1        Certificate of Incorporation, as amended

   3.2        Bylaws

   4.1        Specimen Common Stock Certificate

   4.2        Stockholder Protection Rights Agreement, dated as of September 16,
              1998, between IVI Checkmate Corp. and First Union National Bank, as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate and as Exhibit B thereto the Form of Certificate of Designations, Preferences, Limitations and Relative
              Rights of Series C Junior Participating Preferred Stock of IVI
              Checkmate Corp.), as amended on April 6, 1999

   9.1        Form of Voting and Exchange Trust Agreement

   9.2        Stockholders Agreement by and between Ingenico S.A., J. Stanford
              Spence and Dudley L. Moore, Jr. dated as of January 16, 1998

   10.1       Combination Agreement dated January 16, 1998, by and among IVI
              Checkmate Corp., International Verifact Inc., Checkmate
              Electronics, Inc. and Future Merger Corporation Electronics'
              Annual Report on Form 10-K for the year ended December 31, 1997

   10.2       Form of Plan of Arrangement and Exchangeable Share Provisions

   10.3       Master Alliance Agreement dated December 5, 1996, between Ingenico
              S.A. and International Verifact Inc.

   10.4       Investment Agreement dated December 5, 1996, between Ingenico S.A.
              and International Verifact Inc., as amended by the Amendment to Investment Agreement, dated December 17, 1996, between Ingenico
              S.A. and International Verifact Inc.

   10.5 Marketing and Distribution Agreement dated December 17, 1996, between Ingenico S.A., International Verifact Inc. and IVI
              Ingenico Inc.

   10.6       Assignment, Assumption and Consent Agreement dated as of January
              16, 1998 among International Verifact Inc., Ingenico S.A., and IVI
              Checkmate Corp.

   10.8*      Settlement agreement dated June 15, 1989 among Checkmate
              Electronics, Inc., J. Stanford , Diane M. Spence, Stanford
              Technologies, Inc. and Dudley L. Moore, Jr.

   10.9*      IVI Checkmate Corp. 1998 Long-Term Incentive Plan

   10.10*     IVI Checkmate Corp. 1998 Directors Stock Option Plan

   10.11      Latin America Unanimous Shareholders' Agreement dated December 17,
              1996, between Ingenico S.A., International Verifact Inc. and IVI
              Ingenico Inc.

   10.12      Technology License Agreement dated December 17, 1996, between
              Ingenico S.A. and International Verifact Inc.

   10.13      Joint Development and Procurement Agreement dated December 17,
              1996, between Ingenico S.A. and International Verifact Inc.

   10.14*     Agreement dated June 25, 1998, between J. Stanford Spence and IVI
              Checkmate Corp.

   10.15* Amendment No. 1, dated as of September 16, 1998, to Agreement filed as Exhibit 10.14

   10.16*     Management Services Agreement between IVI Checkmate Corp., IVI
              Checkmate Ltd., IVI Checkmate, Inc., LBT Investments, Inc. and L.
              Barry Thomson dated as of June 25, 1998





 Exhibit
   No.                      Description
---------  --------------------------------------------------------------------

   10.17*     Employment Agreement dated as of June 25, 1998 between
              International Verifact, Inc. and George Whitton

   10.18** Amended and Restated Employment Agreement dated September 1, 1999, between IVI Checkmate Corp. and John J. Neubert

   10.19*     Employment Agreement dated as of January 1, 1998, between
              Checkmate Electronics, Inc. and Gregory A. Lewis

   10.20 Eleventh Amendment, dated July 16, 1998, to the Lease Agreement filed as Exhibit 10.28

   10.21 Tenth Amendment, dated May 20, 1998, to the Lease Agreement filed as Exhibit 10.27

   10.22 Ninth Amendment, dated August 18, 1997, to the Lease Agreement filed as Exhibit 10.27

   10.23 Eighth Amendment, dated April 1, 1996, to the Lease Agreement filed as Exhibit 10.27

   10.24 Seventh Amendment, dated January 18, 1996, to the Lease Agreement filed as Exhibit 10.27

   10.25 Sixth Amendment, dated February 10, 1995, to the Lease Agreement filed as Exhibit 10.27

   10.26 Fifth Amendment, dated August 16, 1994, to the Lease Agreement filed as Exhibit 10.27

   10.27 Lease Agreement dated July 17, 1990, as amended, by and between Checkmate Electronics. Inc. and ASE North Fulton Associates Joint
              Venture, for the premises located at 1011 Mansell Road, Suite C,
              Roswell, Georgia 30076

   10.28      Lease Agreement dated the 1st day of May 1986 between Markborough
              Properties Limited and International Verifact Inc.

   10.29 Amending Agreement dated as of the 1st day of July 1991 between Morgan Mae Enterprises Limited and International Verifact Inc.

   10.30      Loan and Security Agreement dated April 5, 2000 by and among
              Congress Financial Corporation (Southern), IVI Checkmate Corp.,
              IVI Checkmate Inc., Plourde Computer Services, Inc., Debitek,
              Inc., National Transaction Network, Inc. and EnConcert
              Solutions, LLC

   10.31**    First Amendment dated as of January 8, 2001 to Loan and Security
              Agreement filed as Exhibit 10.30

   10.32**    Second Amendment and Waiver dated as of March 26, 2001 to Loan and
              Security Agreement filed as Exhibit 10.30

   10.33** Letter dated November 24, 2000 and related Terms and Conditions between The Bank of Nova Scotia and IVI Checkmate Ltd. relating to a line of credit

   21**       Subsidiaries of the Registrant

   23**       Consent of Ernst & Young LLP

____________

*  Compensatory management agreement

** Filed with this report