Form 10-K405/A
period 2000-12-31
IVI CHECKMATE CORP
filed 2001-04-26
CIK 1057207

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K / A
                                Amendment No. 1
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the year ended December 31, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

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

                      Documents Incorporated by Reference
  None.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.

     Listed below are the names of each of our directors and executive officers, his age as of March 15, 2001, offices held with us or our predecessors and his business experience for at least the past five years.

     Our stockholders elect directors at each annual meeting of stockholders to serve until the next annual meeting of stockholders or until their earlier death, resignation or removal from office. Our board of directors elects executive officers annually to serve until their successors are elected and qualified or until their earlier death, resignation or removal from office.

     Messrs. Compain and Owen were elected to the board in June 1998 as the designees of our largest stockholder, Ingenico S.A., in accordance with an investment agreement entered into between Ingenico and IVI in 1992. See "Item
12. Security Ownership of Certain Beneficial Owners and Management" and "Item
13. Certain Relationships and Related Transactions - Ingenico Alliance." We have assumed the rights and obligations of IVI under that agreement.

     Pursuant to an agreement between Mr. Spence and us, our directors are obligated, consistent with their fiduciary duties, to nominate Mr. Spence for re-election to the board each year until the agreement expires on December 31, 2005.

                                                     Principal Occupation or Employment
    Name                     Age                      and Other Business Affiliations
    ----                     ---                     ----------------------------------
Gerard Compain                48  Mr. Compain, a director of our company since 1998, has been Managing
                                  Director of Ingenico since 1995.  Ingenico is in the same business as we are, with operations throughout the world and particular strength in smart card technology.  From 1985 to 1995, Mr. Compain served in various executive and operational positions with BULL PC, which is the Payment
                                  Systems Division of Groupe Bull.  Mr. Compain joined IVI's board of directors in 1997 as a designee of Ingenico.

John J. Neubert               62  Mr. Neubert has been our Executive Vice President - Finance and
                                  Administration, Chief Financial Officer, Secretary and Treasurer since
                                  June 1998.  Mr. Neubert has been the Chief Financial Officer of
                                  Checkmate since 1990, a director of Checkmate since 1994 and Executive
                                  Vice President of Checkmate since 1998.  Mr. Neubert was the Senior Vice
                                  President-Finance and Administration of Checkmate from 1990 until 1998.
                                  Mr. Neubert also was the Chief Operating Officer of Checkmate from 1994 until 1997.  Before joining Checkmate, Mr. Neubert was Executive Vice
                                  President and Chief Financial Officer of Technology Research Group,
                                  Inc., a software development and system integrator company, from 1987 until 1990.  He was Vice President of RIM Incorporated, a manufacturer and distributor of leisure furniture, from 1985 to 1987.  Prior to that time he was employed by Uniroyal Incorporated in various financial and operational positions for approximately 15 years.

                                                     Principal Occupation or Employment
    Name                     Age                      and Other Business Affiliations
    ----                     ---                     ----------------------------------
Paul W. Noblett               54  Mr. Noblett, a director of our company since 1998, has been President of
                                  Noblett and Associates, Inc., a business development, data processing and communications consulting firm, since 1992. Mr. Noblett has spent over 25 years in the payments industry, including executive management positions with NaBANCO, MasterCard and what is today MBNA.

Bertil D. Nordin              66  Mr. Nordin, a director of our company since 1998, is an investor in, and director or advisor to, several companies in computer related fields.
                                  Mr. Nordin was Chairman of the Board of Directors of Digital
                                  Communications Associates, Inc. from 1990 to 1993 and was President and
                                  Chief Executive Officer of Digital Communications from 1981 to 1990.
                                  Prior to 1981, Mr. Nordin held executive positions with a small business computer company and a recording company and was a manager specializing in mergers and acquisitions with a Big Five accounting firm.

Gareth J. Owen                48  Mr. Owen, a director of our company since 1998, has been Managing
                                  Director of Ingenico International (Pacific) Pty Limited since 1986.
                                  Ingenico International is the largest electronic funds transfer/point of sale supplier in Australia and New Zealand and the third largest supplier in the Asia Pacific region. Prior to Ingenico, Mr. Owen held various marketing positions with companies involved in the development of payment terminal products. Mr. Owen joined IVI's board in 1997.

Peter E. Roode                63  Mr. Roode, a director of our company since 1998, has been President of
                                  Triarch Corporation since 1987 and was a Vice President of Triarch from
                                  1976 until 1987. Triarch is an investment company investing in small to medium sized businesses. Mr. Roode is also a Chartered Accountant.  Mr.
                                  Roode joined IVI's board in 1992.

J. Stanford Spence            70  Mr. Spence has been our Chairman of the Board since 1998. Mr. Spence was the founder of Checkmate, was the Chief Executive Officer of Checkmate
                                  from 1997 until 1998 and, except for two brief periods, has been
                                  Chairman of the Board of Checkmate and its predecessors since its founding in 1973. He also served as interim Chief Executive Officer of
                                  Checkmate from May 1994 until August 1994.  Mr. Spence conceived of and managed the development of the patented technology which led to the point-of-sale check readers sold by Checkmate.  Mr. Spence has been
                                  Chairman of the Board of Directors, Chief Executive Officer and owner of
                                  Stanford Technologies, Inc., a financial software development company, since 1985 and has been a director and stockholder of PayMate.net
                                  Corporation, a computer hardware and software company, since 2000.  Mr.
                                  Spence previously owned companies in the mortgage banking, real estate, insurance and software industries.

L. Barry Thomson              59  Mr. Thomson has been our President, Chief Executive Officer and a director since 1998.  Mr. Thomson joined IVI in 1994 as President and
                                  Chief Operating Officer.  He was named a director of IVI in 1995 and was promoted to Chief Executive Officer in 1996. Formerly President and CEO
                                  of Aluma Systems Corporation, a construction technology company in
                                  Toronto, Mr. Thomson brought to IVI extensive Canadian, U.S. and international experience in managing the growth of a technological and

                                                     Principal Occupation or Employment
    Name                     Age                      and Other Business Affiliations
    ----                     ---                     ----------------------------------
                                  market driven organization.  Mr. Thomson built Aluma over 21 years from start up to the largest company in its industry in North America and one of the four largest in the world.  He also served as Executive Vice
                                  President, director and member of the Executive Committee of Aluma's parent company, Tridel Enterprises, Inc., Canada's largest builder of condominium dwellings.  He graduated with a degree in mechanical engineering from the University of Toronto in 1967 and became a member of the Ontario Association of Professional Engineers in 1968.  In 1970,
                                  Mr. Thomson received his Chartered Accountant designation from Clarkson
                                  Gordon (now Ernst & Young LLP).

George Whitton                65  Mr. Whitton has been our Vice Chairman of the Board since 1998. Mr.
                                  Whitton has been Chairman of the Board of IVI since 1986 and was the
                                  Chief Executive Officer of IVI from 1986 to 1996. After serving in various senior operations and sales management positions with IBM
                                  Canada, Mr. Whitton joined Canada Permanent Trust, a trust and banking institution, where he served as Vice President of Information Services from 1973 to 1976. From 1976 to 1979, Mr. Whitton was Vice President -
                                  Systems for the Canadian Imperial Bank of Commerce, Canada's second largest bank. From 1979 to 1987, Mr. Whitton was President and Owner of
                                  Howarth & Smith, a typography, printing and data management company.


Section 16(a) Beneficial Ownership Reporting Compliance

     The United States securities laws require our directors and executive officers and any persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission, or SEC, and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of our securities. To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during 2000 all executive officers, directors and any beneficial owners of more than ten percent of our stock made all required filings.

Item 11.   Executive Compensation.

Summary Compensation

     The following table summarizes the compensation paid or accrued by us in each of the fiscal years ended December 31, 1998, 1999 and 2000 with regard to
L. Barry Thomson, our Chief Executive Officer, and all other executive officers of IVI Checkmate whose annual compensation and bonus was $100,000 or more for 2000. We refer to these executives as the named executive officers. The compensation shown in the table includes amounts paid not only by IVI Checkmate but also by IVI, Checkmate and their subsidiaries during each of the three years, including for the period before the combination of IVI and Checkmate in June 1998.

                           Summary Compensation Table

                                                                            Long-Term
                                                                          Compensation
                                             Annual Compensation             Awards
                                         ----------------------------  -------------------
                                                                           Securities
    Name and Principal         Fiscal                                      Underlying                All Other
       Position (1)             Year       Salary($)      Bonus ($)        Options (#)         Compensation ($) (2)
---------------------------  ----------  -------------  -------------  -------------------  ---------------------------
L. Barry Thomson                2000       $385,000       $  --              116,750                 $    --
  President and                 1999       $350,000          --              150,000                      --
  Chief Executive Officer       1998       $280,000          --              233,250                      --

John J. Neubert                 2000       $255,000       $  --                   --                 $14,625
  Executive Vice                1999       $235,000          --               15,000                 $12,000
  President Finance             1998       $220,000          --                   --                 $11,834
  and Administration,
  Chief Financial
  Officer, Secretary
  and Treasurer

----------------------
(1)  See "Item 10. Directors and Executive Officers of the Registrant."
(2) Consists of (a) matching contributions that we made to our 401(k) plan based on a percentage of the named executive officer's contribution to the 401(k) plan and (b) amounts that we paid on behalf of the named executive officers for term life insurance for the benefit of the named executive officers.

Option Grants

     The following table provides information regarding stock options granted to Mr. Thomson during 2000. There were no grants to Mr. Neubert during 2000. We have not granted any stock appreciation rights or other forms of stock-based compensation.

                       Option Grants in Last Fiscal Year


                                      Individual Grants
                  -------------------------------------------------
                     Number of         Percent of                                      Potential Realizable Value at
                    Securities           Total           Exercise                          Assumed Annual Rates of
                    Underlying          Options             or                          Stock Price Appreciation for
                      Options          Granted to          Base                                Option Term (1)
                      Granted         Employees in         Price       Expiration      -----------------------------
    Name                (#)            Fiscal Year        ($/sh)          Date             5% ($)         10% ($)
----------------  ----------------   ----------------   -----------    ----------      ------------   --------------
L. Barry Thomson    116,750 (2)            27%             $3.41         5/18/05         $109,745         $242,840

---------------------

(1) Amounts reported in these two columns represent hypothetical amounts that may be realized upon exercise of options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. These numbers are calculated based on SEC rules and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings depend on the timing of the exercises and the future performance of the common stock. We provide no guarantee that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals. This table does not take into account any appreciation of the price of the common stock from the date of grant to the current date.
(2) One-third of the options vest on each of the first, second and third anniversaries of the grant date.

Option Exercises and Fiscal Year-End Option Values

     The following table sets forth information regarding (1) the number of shares of common stock received upon exercise of options by the named executive officers during 2000, (2) the net value realized upon exercise, (3) the number of unexercised options held by the named executive officers at December 31, 2000 and (4) the aggregate dollar value of those unexercised options as of December 31, 2000.

                Aggregated Option Exercises in Last Fiscal Year
                      And Fiscal Year - End Option Values

                                                                       Number of Securities             Value of Unexercised
                                                                      Underlying Unexercised                In-The-Money
                                                                            Options at                       Options at
                                                                        December 31, 2000            December 31, 2000 ($) (1)
                           Shares Acquired            Value      ----------------------------        ---------------------------
          Name             On Exercise (#)         Realized($)    Exercisable/Unexercisable           Exercisable/Unexercisable
-----------------------  --------------------  ----------------  ----------------------------        ---------------------------
L. Barry Thomson.......          --                  $ --               383,250/116,750                        $--/--

John J. Neubert........          --                    --                324,373/10,000                         --/--

-------------------

(1) The value is equal to the difference between the option exercise price and the closing sale price of our common stock on the Nasdaq National Market on December 31, 2000, multiplied by the number of shares underlying the option.

Employment Agreements

     On June 25, 1998, we entered into an employment agreement with L. Barry Thomson with regard to Mr. Thomson's services as our President and Chief Executive Officer and as President and Chief Executive Officer of IVI. The agreement provides that Mr. Thomson is entitled to an annual salary of at least $325,000 for 1998, $350,000 for 1999, $385,000 for 2000 and such amount thereafter as may be determined by the board of directors, as well as the possibility of annual bonuses if certain performance goals are satisfied. The agreement also provides for the grant to Mr. Thomson of options under our 1998 Long-Term Incentive Plan for the purchase of 233,250 shares of our common stock at a price of $6.81 per share and, on January 14, 1999, options for the purchase of 150,000 additional shares of our common stock, which were granted to replace options to purchase 150,000 shares of IVI common stock that expired in January 1999. The exercise price of the options for 150,000 shares is $5.50 per share. All of the options vest upon grant and expire nine years from the date of grant.

     The agreement provides that if Mr. Thomson's employment is terminated by us for cause or as a result of Mr. Thomson's disability or death or if terminated by Mr. Thomson, he will be entitled to his salary earned up to the date of termination and, other than in the case of termination for cause, pro rata entitlement under the then current bonus program. If Mr. Thomson's employment is terminated by us for any other reason, he will be entitled to a lump sum payment equal to three times the aggregate of his annual salary, benefits and bonus paid and/or earned in the immediately preceding year.

     Effective as of September 1, 1999, we and John J. Neubert entered into an amended and restated three-year employment agreement which provides for his employment as our Executive Vice President and Chief Financial Officer at a salary of $220,000 in 1998, $235,000 in 1999 and $255,000 in 2000 and such amounts thereafter as may be determined by the compensation committee of the board of directors, as well as the possibility of annual bonuses if certain performance goals are satisfied. Mr. Neubert's employment agreement provides that commencing on January 1, 1999, and at the end of each subsequent year, the employment period will automatically be extended so as to terminate three years from such renewal date, unless previously terminated.

     Mr. Neubert's employment agreement also provides that if his employment is terminated by him for "good reason," by us other than for cause, death or disability or because the term expires, Mr. Neubert will receive a lump sum payment equal to (1) his unpaid base salary up to the date of termination, (2) the product of his target annual bonus for the year in which his employment is terminated and a fraction, the numerator of which is the number of days in the year up to the date of termination and the denominator of which is 365, and (3) a severance payment equal to the present value of the income stream represented by a continuation of his base salary and target annual bonus for three years. If Mr. Neubert's employment is terminated within two years after a change in control of IVI Checkmate Corp., all of his unvested stock options held on the date of termination will immediately vest as of the date of termination.

Director Compensation

     We pay each of our non-employee directors an annual retainer of $6,000, a fee of $1,250 for each board meeting attended in person, and a fee of $250 for each board meeting in which the director participates by telephone. We also pay each non-employee member of a board committee an annual retainer of $2,000 and, for each committee meeting that is not held in conjunction with a meeting of the full board, a fee of $1,250 for each meeting attended in person and a fee of $250 for each meeting in which the director participates by telephone.

     We also grant each non-employee director options each year for the purchase of 10,000 shares of our common stock. These options vest on the first anniversary of the grant date. Options granted for service in 2000 have an exercise price of $3.41 per share, which was the market price of our common stock on the grant date.

     We do not provide retirement benefits, medical benefits or other benefit programs to our non-employee directors.

     We and J. Stanford Spence, our Chairman of the Board, are parties to an agreement dated June 25, 1998, as amended on September 16, 1998, that provides for Mr. Spence's service on a substantially full-time basis as a consultant to us and as our Chairman of the Board at an initial base salary of $220,000 per year, adjusted annually to reflect changes in the Consumer Price Index. The agreement, which expires on December 31, 2005, obligates our directors, consistent with their fiduciary duties, to nominate Mr. Spence for re-election to our board each year during the term of the agreement. The agreement provides that in the event of its termination: (1) by us other than as a result of Mr. Spence's death or disability or by Mr. Spence for good reason, Mr. Spence will receive any unpaid compensation up to the date of termination and he will continue to receive his compensation and benefits until the end of the agreement's term; (2) by Mr. Spence other than for good reason or by us due to any disability affecting Mr. Spence, Mr. Spence will receive any unpaid compensation up to the date of termination and he will continue to receive his compensation and benefits until the end of the term of the agreement, but his base compensation will be reduced to $150,000 per year, adjusted annually to reflect changes in the Consumer Price Index; (3) due to Mr. Spence's death, Mr. Spence's estate will be entitled to receive any unpaid compensation up to the date of his death. The agreement includes non-disclosure, non-compete and non-solicitation covenants that run through the term of the agreement, regardless of whether the agreement has been terminated prior to the scheduled expiration of its term.

     On June 25, 1998, IVI and George Whitton entered into an agreement providing for his services as Chairman of the Board of Directors of IVI for a period of three years. Mr. Whitton's annual base salary is $150,000. Additionally, the agreement provides for (1) the grant to Mr. Whitton, on the date of the agreement, of stock options for the purchase of 103,850 shares of our common stock at a price equal to the greater of $6.81 per share or the fair market value of our common stock on the date of grant, and (2) the grant to Mr. Whitton, on January 14, 1999, of stock options to purchase an additional 75,000 shares of our common stock at a price equal to the then fair market value of our common stock. All of the above options vest on the date of grant. The agreement provides that in the event its termination: (a) by IVI for cause or by Mr. Whitton voluntarily, Mr. Whitton will be entitled to compensation earned up to the date of termination, together with any statutory minimum payments; (b) by IVI within one year of a change of control, Mr. Whitton will be entitled to 72 months' salary at the annual base salary rate; and (c) in any other circumstance, Mr. Whitton will be entitled to continued full remuneration through June 25, 2001.

     In view of our agreements with Messrs. Spence, Whitton and Thomson, these individuals do not receive compensation that is paid to the other directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of December 31, 2000, regarding the beneficial ownership of our common stock by each person known to us to beneficially own more than 5% of the common stock, each of our directors, each executive officer named in the table under the caption "Item 11. Executive Compensation - Summary Compensation" and all directors and executive officers as a group.

     The persons named in the table gave us the stock ownership information about themselves. In accordance with SEC regulations, beneficial ownership as reported in the table includes shares of stock as to which a person possesses sole or shared voting or investment power and shares which may be acquired on or before March 1, 2001 upon the exchange of exchangeable shares or the exercise of stock options. Except as explained in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by them.

     On April 6, 2001 we entered into an agreement and plan of merger with Ingenico pursuant to which, if approved by our stockholders, all of our issued and outstanding shares of common stock (other than shares owned by us, by Ingenico or by any of our or Ingenico's direct or indirect subsidiaries, which shares will be canceled) will be converted into the right to receive $3.30 in cash, without interest, and a wholly owned subsidiary of Ingenico will be merged into us. Additionally, in connection with the merger agreement, Ingenico purchased 2,620,543 newly issued shares of our common stock for $5,240,886. As a result of this stock purchase, Ingenico beneficially owned 4,164,959 shares, equal to approximately 19.9% of our outstanding shares as of April 6, 2001. See "Item 13. Certain Relationships and Related Transactions - Ingenico Merger and Stock Purchase." As of April 6, 2001, 15,547,560 shares of our common stock and 5,306,317 exchangeable shares of IVI, totaling 20,853,877 shares, were outstanding. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters - Common Stock Price."

                                                                           Number                  Percent
Name and Relationship                                                  of Owned Shares              Owned
---------------------------------------------------------------  ---------------------------  ------------------
Ingenico S.A...................................................             1,544,416(1)(2)           8.5%
 Principal Stockholder
Dimensional Fund Advisors Inc..................................               978,997(3)              5.4
 Principal Stockholder
J. Stanford Spence.............................................               978,664(4)              5.3
 Chairman of the Board
L. Barry Thomson...............................................               510,000(5)              2.7
 President, Chief Executive Officer and Director
John J. Neubert................................................               375,801(6)              2.0
 Executive Vice President - Finance and Administration,
 Chief Financial Officer, Secretary and Treasurer
George Whitton.................................................               257,150(7)              1.4
 Vice Chairman of the Board
Bertil D. Nordin...............................................                31,916(8)              *
 Director
Peter E. Roode.................................................                27,000(8)              *
 Director
Gerard Compain.................................................                20,000(1)(2)           *
 Director
Paul W. Noblett................................................                20,000(8)              *
 Director
Gareth Owen....................................................                20,000(8)              *
 Director
All directors and executive officers as a group
(9 persons)....................................................             3,784,947(9)              19.3

----------------------
*    Less than one percent.

(1) Under the terms of an investment agreement between Ingenico and us, if we issue shares of common stock to any third party on or before December 31, 2001, Ingenico has the right to purchase additional shares of common stock from us to maintain its then-current percentage ownership of our common stock. See "Item 13. Certain Relationships and Related Transactions - Ingenico Alliance" and "- Ingenico Merger and Stock Purchase." Ingenico's address is 9, quai de Dion Bouton, 92816 Puteaux Cedex, France.
(2) Gerard Compain, who is the Managing Director of Ingenico, is considered to beneficially own the shares held by Ingenico because of his ability to vote and dispose of those shares on behalf of Ingenico. In addition, Mr. Compain individually is the beneficial owner of 20,000 shares that he may acquire upon the exercise of stock options. Mr. Compain's address is 9 quai de Dion Bouton, Puteaux, France.
(3) According to its Schedule 13G dated February 2, 2001, Dimensional Fund Advisors Inc., a registered investment advisor, has sole voting and investment power with regard to all of the shares shown, although Dimensional disclaims beneficial ownership of such shares. Dimensional's address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
(4) Includes 312,183 shares that Mr. Spence may acquire upon the exercise of stock options.
(5) Includes 500,000 shares that Mr. Thomson may acquire upon the exercise of stock options and 10,000 shares owned by his wife.
(6) Includes 329,373 shares that Mr. Neubert may acquire upon the exercise of stock options.
(7) Includes 178,850 shares that Mr. Whitton may acquire upon the exercise of stock options.
(8) Includes 20,000 shares that the named director may acquire upon the exercise of stock options.

(9) Includes a total of 1,420,406 shares that the directors and executive officers may acquire upon the exercise of stock options.


Item 13.   Certain Relationships and Related Transactions.

Ingenico Alliance

     On December 17, 1996, IVI entered into a strategic alliance with Ingenico. Ingenico owned approximately 9% of our outstanding common stock and exchangeable shares of IVI as of December 31, 2000. Ingenico develops, distributes, markets and manufactures transaction terminals with application to payment systems, loyalty programs, electronic benefits transfer systems and terminal systems for smart card technology, principally in Europe, Australia and the Asia Pacific region. Gerard Compain, who is a member of our board of directors, is the Managing Director of Ingenico, and Gareth Owen, also a member of our board, is an officer of a subsidiary of Ingenico.

     The alliance enabled IVI to gain exclusive rights to market Ingenico products and technology in the Americas, to gain access to Ingenico's smart card technology, to raise capital and to benefit from joint product development, purchasing and manufacturing. The strategic alliance provides Ingenico with access to the North American market for its products. In furtherance of their alliance, IVI and Ingenico entered into a master alliance agreement dated December 5, 1996, as amended on December 17, 1996, and five separate agreements, each dealing with a separate aspect of the alliance.

     The master alliance agreement established the general framework of the alliance and set out certain provisions which govern all aspects of the alliance. Specifically, the master alliance agreement provided that Ingenico and IVI would enter into a marketing and distribution agreement, a Latin America joint venture stockholders' agreement, a joint development and procurement agreement, a technology license agreement and an investment agreement.

     Pursuant to the investment agreement, Ingenico and its Chairman, Jean-Jacques Poutrel, purchased 1,439,000 shares of IVI's common stock in December 1996, equal at the time to approximately 16.7% of IVI's outstanding common stock, for approximately $7,240,000. Additionally, IVI granted to Ingenico a future participation right, enabling Ingenico to preserve its percentage ownership of IVI's common stock on a non-diluted basis by subscribing to purchase additional shares of IVI's common stock if IVI issues additional shares of IVI's common stock. The price payable by Ingenico for additional IVI common shares would be that offered to other purchasers in the event of a private placement or public offering, or, in certain cases, a price equal to the weighted average trading price of the common shares during the 30 trading days preceding notice to Ingenico of the issuance by IVI of additional shares of IVI's common stock.

     Under the investment agreement, IVI also agreed to take the steps necessary to reconstitute the board of directors of IVI so that it would be comprised of eight members, two of whom initially would be nominees of Ingenico. One nominee of Ingenico is to be a member of the nominating and governance committee of the board. If Ingenico's ownership position in IVI decreased to a percentage of less than 15% but more than 5% on a non-diluted basis, then Ingenico would be permitted only one nominee on the board of directors. If Ingenico's ownership position in IVI decreased below 5%, it would no longer have the right to nominate a director of IVI. Ingenico's current ownership of our stock has decreased to approximately 8.5%. As a result, Ingenico is contractually permitted only one representative on our board, who is Mr. Compain. Mr. Owen, an employee of one of Ingenico's subsidiaries, also serves on our board.

     Pursuant to the marketing and distribution agreement, we purchased products from Ingenico in 2000 for a total of approximately $8.5 million.

Ingenico Merger and Stock Purchase

     On April 6, 2001, we announced that we, Ingenico and Idaho Acquisition Corp., a wholly owned subsidiary of Ingenico, had entered into an agreement and plan of merger pursuant to which Idaho Acquisition Corp. will merge into us. After the merger, we will continue in existence as the surviving corporation and a wholly owned subsidiary of Ingenico. Each share of our common stock issued and outstanding at the effective time of the merger (other than shares owned by us, by Ingenico or by any of our or Ingenico's direct or indirect subsidiaries, which shares will be canceled) will be converted into the right to receive $3.30 in cash without interest, subject to the terms and conditions set forth in the merger agreement. Also in connection with the merger, the holders of exchangeable shares of IVI will be asked to amend the terms of the exchangeable shares to provide for their repurchase or redemption at the effective time of the merger on a basis which results in the holders thereof receiving, on an economically equivalent basis, the same consideration for each exchangeable share as is received by the holders of our common stock, subject to the terms and conditions of the merger agreement. The merger is subject to the satisfaction of customary closing conditions, including stockholder approval and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Our executive officers and directors entered into support agreements pursuant to which they agreed, among other things, to vote their shares of common stock in favor of the transactions contemplated by the merger agreement.

     Pursuant to and in accordance with the merger agreement, and contemporaneously with the execution of the merger agreement, Ingenico purchased 2,620,543 newly issued shares of our common stock for $5,240,886. This purchase resulted in an increase in Ingenico's beneficial ownership of our common stock from approximately 8.5% as of December 31, 2000 to approximately 19.9%. In connection with this purchase of our common stock, we entered into a registration rights agreement with Ingenico which requires us to register under the Securities Act of 1933 those newly issued shares of our common stock held by Ingenico, subject to certain conditions.

Spence Transaction

     J. Stanford Spence, our Chairman of the Board, is a director and stockholder of PayMate.net Corporation, a computer hardware and software company. As contemplated by our agreement with PayMate, we expect to receive payments of under $100,000 in 2001 for products and services we sell to PayMate, and depending on the timing of PayMate's ordering of our services and the amount of product that they purchase, the payments could exceed $500,000. We received minimal payments from Paymate in 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2001.

                                 IVI CHECKMATE CORP.

                                 /s/ John J. Neubert
                                 ----------------------
                                 By: John J. Neubert
                                 Executive Vice President-Finance and
                                 Administration, Chief Financial and Accounting Officer, Treasurer and Secretary