Form 10-Q
period 2001-03-31
IVI CHECKMATE CORP
filed 2001-05-14
CIK 1057207

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 2001

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
                                ______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


            Class                                Outstanding at May 11, 2001
 -----------------------------                   ---------------------------
 Common Stock, $0.01 par value                        20,853,877 shares

                              IVI CHECKMATE CORP.
                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 2001

                               Table of Contents
                               -----------------

                                                                                                   Page
PART I.   FINANCIAL INFORMATION                                                                   Number
                                                                                                  -------
Item 1    Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets - March 31, 2001
            and December 31, 2000                                                                    3

          Condensed Consolidated Statements of Operations - Three Months
            Ended March 31, 2001 and 2000                                                            4

          Condensed Consolidated Statements of Cash Flows - Three Months
            Ended March 31, 2001 and 2000                                                            5

          Notes to Condensed Consolidated Financial Statements - March 31, 2001                      6

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                      9

Item 3    Quantitative and Qualitative Disclosure of  Market Risk                                   11

PART II.   OTHER INFORMATION

Item 3    Defaults on Senior Securities                                                             11

Item 6    Exhibits and Reports on Form 8-K                                                          11

SIGNATURES                                                                                          12

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                              IVI CHECKMATE CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                              March 31,    December 31,
                                                2001          2000
                                              --------     ------------
                                            (Unaudited)     (Audited)
                                    ASSETS
Current assets:
   Cash and cash equivalents                  $  5,852      $  8,158
   Accounts receivable, net                     28,845        27,561
   Inventories, net                             20,553        23,896
   Deferred tax asset                              156           309
   Prepaid expenses and other assets               462           394
                                              --------      --------
        Total current assets                    55,868        60,318

Property and equipment, net                      7,315         7,699
Capitalized software development costs, net     13,252        13,376
Intangible assets, net                             585           650
Other assets                                       197           208
                                              --------      --------
Total assets                                  $ 77,217      $ 82,251
                                              ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit                        $ 13,850      $ 11,614
   Notes payable                                 9,839             -
   Accounts payable                             11,402        22,738
   Accrued liabilities                           3,715         6,454
   Deferred revenue                              2,683         2,981
   Other                                             -             4
                                              --------      --------
        Total current liabilities               41,489        43,791

Deferred tax liability                           1,373         1,443
                                              --------      --------
Total liabilities                               42,862        45,234
                                              --------      --------

Stockholders' equity
   Preferred stock, $0.01 par value                  8             8
   Common stock, $0.01 par value                   182           182
   Additional paid-in capital                   89,495        89,495
   Accumulated deficit                         (52,676)      (50,937)
   Accumulated comprehensive loss               (2,654)       (1,731)
                                              --------      --------
        Total stockholders' equity              34,355        37,017
                                              --------      --------
Total liabilities and stockholders' equity    $ 77,217      $ 82,251
                                              ========      ========

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                       --------------------
                                                         2001         2000
                                                       -------      -------

Net revenues                                           $26,847      $23,269
Cost of goods sold                                      18,563       14,495
Amortization of software development costs               1,004          932
                                                       -------      -------
Gross profit                                             7,280        7,842
                                                       -------      -------

Operating expenses:
   Selling, general and administrative                   7,015        7,471
   Research and development                                848          877
   Depreciation and amortization                           503          615
                                                       -------      -------
                                                         8,366        8,963
                                                       -------      -------

Operating loss                                          (1,086)      (1,121)
Interest and other income (expense)                       (427)          22
                                                       -------      -------

Loss before income taxes                                (1,513)      (1,099)
Income tax benefit (expense)                              (226)         275
                                                       -------      -------

Net loss                                               $(1,739)     $  (824)
                                                       -------      -------

Net loss per share - basic and diluted                 $ (0.10)     $ (0.05)
                                                       -------      -------

Weighted average number of shares outstanding (000's)
   - basic and diluted                                  18,233       18,151
                                                       -------      -------

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                     2001           2000
                                                   ---------     ---------

Operating activities:
   Net loss                                          $(1,739)     $  (824)
   Depreciation and amortization                       1,835        1,845
   Deferred income taxes and other                       123         (349)
   Change in non-cash working capital:
        Accounts receivable                           (1,609)         610
        Inventories                                    3,222         (670)
        Prepaid expenses and other assets                (72)        (520)
        Accounts payable and accrued liabilities       1,075       (3,498)
        Deferred revenue                                (285)        (287)
                                                     -------      -------
Net cash provided by (used in) operating activities    2,550       (3,693)
                                                     -------      -------

Investing activities:
   Purchases of property and equipment                  (478)        (420)
   Capitalized software development costs             (1,091)      (1,043)
   Other                                                  12            3
                                                     -------      -------
Net cash used in investing activities                 (1,557)      (1,460)
                                                     -------      -------

Financing activities:
   Net borrowings under credit facilities              2,237        4,450
   Repayment of notes payable                         (5,097)           -
   Proceeds from issuance of common stock                  -           22
   Other                                                  (3)          (4)
                                                     -------      -------
Net cash (used in) provided by financing activities   (2,863)       4,468
                                                     -------      -------

Effect of exchange rate fluctuations on cash            (436)         (42)
                                                     -------      -------

Net decrease in cash and cash equivalents             (2,306)        (727)
Cash and cash equivalents at beginning of period       8,158        8,279
                                                     -------      -------
Cash and cash equivalents at end of period           $ 5,852      $ 7,552
                                                     -------      -------

See notes to condensed consolidated financial statements

                              IVI CHECKMATE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular amounts in thousands, except per share data)
                                  (Unaudited)

                                 March 31, 2001


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of IVI Checkmate Corp. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared these statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our audited financial statements for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other interim period.

2.  Inventories

Inventories are summarized by class as follows:

                                      March 31,   December 31,
                                        2001         2000
                                      ---------   ------------

        Finished goods                 $15,015       $19,610
        Work in process                    107           314
        Raw materials and supplies       8,947         8,464
                                       -------       -------
          Gross inventories             24,069        28,388
        Less obsolescence reserves      (3,516)       (4,492)
                                       -------       -------
        Total                          $20,553       $23,896
                                       =======       =======

3.  Lines of Credit

At March 31, 2001, we were in default with one of the financial covenants required under our U.S. credit facility. The covenant to maintain a minimum tangible net worth was not met due to losses in the quarter and a 5% weakening of the Canadian dollar that adversely affected the foreign translation of our Canadian subsidiary's financial position by $923,000. However, on April 6, 2001, we received capital injection of approximately $5.2 million from Ingenico to bring us back into compliance with the defaulted covenant. Our lender has issued a waiver of non-compliance for this 6-day period.

4.  Notes Payable

On February 5, 2001, approximately $14.8 million in accounts payable that were owing at December 31, 2000, were converted into notes payable in order to effect extended payment terms. The notes provide for weekly payments over a 25-week period ending July 30, 2001. At March 31, 2001, approximately $9.8 million of these notes remained outstanding and payable.

5.  Net Loss Per Share

Net loss per share on a basic and diluted basis as required by SFAS 128 is calculated as follows:

                                                      Three Months Ended
                                                            March 31,
                                                     ---------------------
                                                       2001         2000
                                                     --------     --------

Net loss                                             $(1,739)     $  (824)
Less: Preferred dividends                               (163)        (163)
                                                     -------      -------
Net loss available to common stockholders            $(1,902)     $  (987)
                                                     =======      =======

Calculation of weighted average shares outstanding
   plus assumed exercises and conversions (000's):
       Weighted average basic shares outstanding      18,233       18,151
       Effect of dilutive securities                       -            -
                                                     -------      -------
Weighted average diluted shares outstanding           18,233       18,151
                                                     =======      =======

Basic and diluted net loss per share                 $ (0.10)     $ (0.05)
                                                     =======      =======

The effect of dilutive securities excludes those stock options and convertible preferred shares for which the impact of exercise or conversion would have been anti-dilutive. All of the options and convertible preferred stock outstanding at March 31, 2001 and 2000 were anti-dilutive.

6.  Segment Disclosures

Selected Financial Results
--------------------------

                                                  Operating       Depreciation/
                                    Revenues     Income(Loss)     Amortization
                                    --------     ------------     -------------

Three Months Ended March 31, 2001:
     Domestic                       $21,620        $(1,409)           $1,327
     Foreign                          5,820            323               508
                                    -------        -------            ------
        Segmented total              27,440         (1,086)            1,835

     Intersegment sales                (593)             -                 -
                                    -------        -------            ------
        Consolidated total          $26,847        $(1,086)           $1,835
                                    =======        =======            ======

Three Months Ended March 31, 2000:
     Domestic                       $17,610        $(1,452)           $1,347
     Foreign                          5,660            331               498
                                    -------        -------            ------
        Segmented total              23,270         (1,121)            1,845

     Intersegment sales                  (1)             -                 -
                                    -------        -------            ------
        Consolidated total          $23,269        $(1,121)           $1,845
                                    =======        =======            ======

Identifiable Assets
-------------------

                                 At               At
                              March 30,      December 31,
                                2001             2000
                              ---------      ------------

Domestic                       $57,995          $58,824
Foreign                         19,222           23,427
                               -------          -------
   Consolidated total          $77,217          $82,251
                               =======          =======

7.  Comprehensive Loss

Total comprehensive loss, which consists of net loss and foreign currency translation adjustments, is calculated as follows:

                            Three Months Ended
                                March 31,
                           --------------------
                             2001         2000
                           -------       ------

Domestic                   $(1,739)      $(824)
Foreign                       (923)        (86)
                           -------       -----
   Consolidated total      $(2,662)      $(910)
                           =======       =====

8.  Subsequent Event

On April 6, 2001, we entered into a merger agreement with Ingenico S.A. of Paris, France, our largest stockholder, in which Ingenico has agreed to acquire all of our outstanding shares which it does not already own. This cash acquisition, which is valued at approximately $55.3 million or $3.30 per share, is subject to stockholder approval, but has already been approved by a special committee of the IVI Checkmate's board established to consider proposals from Ingenico and the board of directors of both companies.

Simultaneously with the execution of the merger agreement, Ingenico has also made a direct investment in us by purchasing 2,620,543 shares of newly issued IVI Checkmate common stock for an aggregate purchase price of approximately $5.2 million. The investment increased Ingenico's ownership in IVI Checkmate from approximately 8.5% to approximately 19.9% on a fully diluted basis. The proceeds from this investment, which have not been reflected in our financial results for the quarter ended March 31, 2001, will be used for working capital and other general corporate purposes.

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

Results of Operations - Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     The following table sets forth certain items derived from our condensed consolidated statements of operations:

                                                    Three Months Ended
                                                         March 31,
                                            ----------------------------------
                                                  2001              2000
                                            ---------------    ---------------
                                            Amount       %     Amount      %
                                            ----------------   ---------------
                                                       (In thousands)
Net revenues:
   Domestic                                 $21,027      78 %  $17,609     76 %
   Foreign                                    5,820      22      5,660     24
                                            ---------------    --------------
                                             26,847     100     23,269    100
Cost of sales                                18,563      69     14,495     63
Amortization of software development costs    1,004       4        932      3
                                            ---------------    --------------
Gross profit                                  7,280      27      7,842     34
                                            ---------------    --------------

Operating expenses:
   Selling, general and administrative        7,015      26      7,471     32
   Research and development                     848       3        877      4
   Depreciation and amortization                503       2        615      3
                                            ---------------    --------------
                                              8,366      31      8,963     39
                                            ---------------    --------------

Operating loss                               (1,086)     (4)    (1,121)    (5)
Interest and other income (expense)            (427)     (2)        22      -
                                            ---------------    --------------

Loss before income taxes                     (1,513)     (6)    (1,099)    (5)
Income tax benefit (expense)                   (226)     (1)       275      1
                                            ---------------    --------------

Net loss                                    $(1,739)     (7)%  $  (824)    (4)%
                                            ---------------    --------------

     Any trends that may be derived from the above tables are not necessarily indicative of our future operations.

     Net revenues increased 15% to $26.8 million for the three months ended March 31, 2001 from $23.3 million for the same quarter one year ago. The improvement in revenue was the result of strong demand from U.S. retailers for our point-of-sale terminals. Led by our new state-of-the-art e/N/-Touch 1000(TM) customer-interactive terminal, which we began marketing in the third quarter of 2000, terminal sales in the U.S. increased by 23% in the first quarter of 2001 compared to the same period in 2000.

     Cost of sales (excluding amortization of software development costs) in the three months ended March 31, 2001 increased to $18.6 million or 69% of sales compared to $14.5 million or 63% of sales for the same quarter one year ago. Cost of sales in this quarter was affected by product mix and material costs that were comparatively higher than in the first quarter of 2000 due to component part shortages that prevailed through most of 2000.

     Amortization of software development costs increased to $1.0 million in the three months ended March 31, 2001 from $932,000 for the same quarter one year ago as we continue to amortize previously capitalized software development project costs that have reached commercial production stage.

     Selling, general and administrative expenses decreased to $7.0 million for the three months ended March 31, 2001 from $7.5 million for the same quarter one year ago. The reduction in expenses is attributable to cost efficiency that resulted from reorganizing in late 2000 our business units in the U.S. from 6 business units to 3.

     Net research and development expenditures declined to $848,000 for the three months ended March 31, 2001 from $877,000 for the same quarter one year ago. The reduction in expenditures is a result of ongoing efforts to leverage our relationship with Ingenico S.A. and their development resources to bring new point-of-sale terminals faster and cheaper to the North American market.

     We incurred net interest expense of $427,000 for the three months ended March 31, 2001 from borrowings against our credit facilities. During the quarter, our borrowings increased from $11.6 million at December 31, 2000 to $13.9 million at March 31, 2001. In comparison, we generated net interest income of $22,000 for the three months ended March 31, 2000, because we were debt-free through most of that quarter.

     We recorded a tax expense of $226,000 for the three months ended March 31, 2001 to reflect taxes payable on profits earned by our Canadian division. We have not accrued nor reflected in our financial results any tax benefit that may be recoverable in the future on first quarter losses incurred by our U.S. operations. In comparison, we recorded a tax benefit of $275,000 for the three months ended March 31, 2000 on consolidated losses at an effective tax rate of 25%.

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

     We had working capital of $14.4 million at March 31, 2001 compared to $16.5 million at December 31, 2000. Furthermore, during the quarter, we increased the maximum borrowings under our credit facilities from $20.0 million to $23.5 million, of which $13.9 million in borrowings remained outstanding at March 31, 2001.

     During the three months ended March 31, 2000, we invested $1.5 million in capital assets and software development, and reduced our notes payable by $5.1 million. These cash outflows were financed by approximately $2.5 million in cash generated from operations and non-cash working capital, additional borrowings of $2.2 million, and a reduction of cash on hand by $1.9 million. Cash on hand was further reduced by $435,000 due to fluctuations in the exchange rate between the Canadian and U.S. dollar.

     We received additional capital on April 6, 2001 when Ingenico invested approximately $5.2 million in consideration for 2,620,543 newly issued shares of IVI Checkmate common stock.

     We believe that our current financial resources, the proceeds from the issuance of new shares to Ingenico, together with anticipated future cash flows from operations, will be sufficient to meet our cash operating needs for the remainder of the year.


Item 3.   Quantitative and Qualitative Disclosure of Market Risk
          ------------------------------------------------------

     There has been no material change during the quarter ended March 31, 2001 from the disclosures about market risk provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2000.



PART II.  OTHER INFORMATION

Item 3.  Defaults on Senior Securities
         -----------------------------

         See disclosure in Note 3 to our condensed consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits.
         ---------

         None.

(b)      Reports on Form 8-K.
         --------------------

         On February 5, 2001, we filed a Form 8-K to report that we were in negotiations with Ingenico S.A. of Paris, France in regards to a possible business combination.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IVI CHECKMATE CORP.
                                         (Registrant)



Date:  May 11, 2001                 /s/ L. Barry Thomson
                                    -------------------------
                                    L. Barry Thomson
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)



Date:  May 11, 2001                 /s/ John J. Neubert
                                    ------------------------
                                    John J. Neubert
                                    Executive Vice President - Finance
                                    and Administration, Chief Financial
                                    Officer, Treasurer and Secretary
                                    (Principal Financial and Accounting
                                    Officer)